Form 10-K405
period 1996-04-30
SCB COMPUTER TECHNOLOGY INC
filed 1996-07-29
CIK 1005268

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  ----------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1996        Commission file number: 0-27694

                         SCB COMPUTER TECHNOLOGY, INC.
                         -----------------------------
             (Exact name of Registrant as specified in its charter)

             Tennessee                                62-1201561
      ----------------------------            ---------------------------
      (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organization)       Identification Number)

      1365 West Brierbrook Road
      Memphis, Tennessee                                38138
      -----------------------------           ---------------------------
      (Address of principal executive         (Zip Code)
      offices)

             Registrant's telephone number, including area code:  (901) 754-6577
                                                                ----------------
             Securities registered pursuant to Section 12(b) of the Act:  None
                                                                        --------
             Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
        ---------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such Filing requirements for the past 90 days.
                                                           Yes   X     No
                                                               -----      ------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on July 22, 1996, was approximately $42,689,000. The market value calculation was determined using the closing sale price of the Registrant's common stock on July 22, 1996 ($17.00 per share), as reported on The Nasdaq Stock Market's National Market.

Shares of common stock, $.01 par value per share, outstanding on July 22, 1996, were 7,015,583.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K    Documents from which portions are incorporated by reference

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on September 6, 1996, are incorporated by reference into Items 10, 11, 12 and 13.

                         SCB COMPUTER TECHNOLOGY, INC.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

            SCB Computer Technology, Inc. ("SCB" or the "Company") is an information technology ("IT") services company providing management and technical services primarily to state and local governments, public utilities, Fortune 500 companies, and other large organizations. The Company's services are delivered to clients operating information systems primarily in mainframe, client/server, and other network environments in one or more of the following three general categories: (i) consulting services, including advising clients on the acquisition and strategic utilization of IT systems, planning and designing new IT systems, and redesigning existing IT systems to increase their efficiency; (ii) outsourcing services, including using IT professionals employed and managed by SCB for network design and management, systems support and maintenance, programming and application software development, and data center management to utilize a client's IT resources more cost-effectively; and
(iii) professional staffing services, including providing skilled technical employees on an as-needed basis under the direction of a client's management to eliminate a client's need to recruit, hire, and train technical employees whose skills may not be needed between projects.

            SCB was founded as a partnership in 1976 and incorporated under the laws of the State of Tennessee in 1984. The Company's principal executive offices are located at 1365 West Brierbrook Road, Memphis, Tennessee 38138, and its telephone number at that address is (901) 754-6577. The Company can also be contacted at the following Internet address: http://www.scb-inc.com.

SCB SERVICES

            Consulting Services

            The objective of SCB's consulting services engagements is to use proven techniques to assist clients in evaluating and redesigning IT operations to achieve improvements in IT cost, quality, and efficiency. SCB consultants frequently employ state-of-the-art information engineering methodologies and processes to assist clients in migrating from centralized, mainframe systems to open, client/server and other network architectures. Consulting services typically are designed to evaluate all phases of clients' projects, from front-end needs assessment surveys to detailed design and implementation of appropriate systems, and include:

            - performing an IT "wellness" test on a client's existing IT systems to determine whether the overall management information systems ("MIS") function is performing to optimum management and technical specifications;

            - developing an Information Strategy Plan ("ISP") which identifies a client's strategic organizational objectives, recommends an IT infrastructure, either firm-wide or by business unit, and establishes a time-line and prioritizes tasks for accomplishing the ISP;
            - forecasting a client's expected returns (or cost savings) on a particular technology investment;
            - creating IT project specifications that can be submitted for bids; and
            - designing and implementing hardware, networks, operating systems, and database infrastructures as well as integrating software applications with these infrastructures.

            SCB's consulting services are delivered by professionals who are specialists in providing complete systems development lifecycle consulting and who have extensive experience working with relational database, networking, client/server, and related technologies. SCB consultants also have the business acumen necessary to understand clients' IT systems' support needs.

            SCB consulting service contracts are typically for short periods of time and specify the discrete tasks to be performed. SCB's consulting services fees are negotiated on a case-by-case basis, depend on the size of the project and the skills required, and range from billing at hourly rates to fixed-price engagements.

            Consulting services accounted for approximately 17.0% of the Company's total revenue for the fiscal year ended April 30, 1996.

            Outsourcing Services

            The Company believes that the outsourcing of information systems management and operations is growing rapidly primarily because outsourcing often allows large organizations to add expertise and improve end-user service in their IT operations at a reduced cost. Because of the emerging hardware and software technologies and the demands by end-users for more memory, speed, and flexibility, many large organizations have been forced to deploy selectively their IT assets and personnel. Many of the Company's clients have elected to focus their internal staffs on the emerging technologies and therefore have engaged the Company to maintain and enhance their legacy systems in connection with the development and operation of newer systems. SCB believes these developments will increase the need to outsource IT services.

            The Company's outsourcing services are designed to support a wide range of legacy and client/server systems and include network design and management, systems support and maintenance, programming and application software development, client/server and other network maintenance, data center management, client staff training, and help desk services. Most of SCB's outsourcing services are provided at the client's business site. Under the general direction of the client, SCB assumes full and ongoing management and technical responsibility for the installation or operation of a client's systems on a long-term basis.

SCB has not assumed asset ownership in connection with its outsourcing services, although it may do so in the future. Such future outsourcing services may involve substantial up-front expenditures to purchase IT systems equipment, hire personnel, and operate systems on behalf of the client.

            Outsourcing contracts tend to be for longer terms and tend to produce more revenue per contract than consulting services or professional staffing services contracts. Outsourcing services contracts are expressed in terms of fixed prices for defined services or hourly rates. In general, the Company determines its prices based on the salaries and overhead costs of professionals assigned to a project plus a margin designed to cover other expenses and provide a profit. The Company also provides outsourcing services on a fixed-price basis to some clients, including Nashville Electric Service ("NES"), when the Company has a well-defined understanding of the services to be delivered or extensive knowledge of the client's business.

            Outsourcing services revenue accounted for approximately 19.8% of the Company's total revenue for the fiscal year ended April 30, 1996.

            Professional Staffing Services

            The Company provides the services of highly skilled professional IT personnel at a client's facilities on an as-needed basis. These services are provided primarily to clients who desire the flexibility to supplement internal staff with people having particular skill sets or to eliminate the need to recruit, hire, and train technical employees whose skills may not be needed between projects. The Company's objectives in providing professional staffing services include developing an understanding of the client's business and IT systems needs and positioning the Company to provide consulting and outsourcing services if the need arises. Professional staffing services engagements range from short-term discrete projects to long-term extended support arrangements.

            Professional staffing services are billed on an hourly basis at an average rate of $43.74 per hour, with the specific hourly rate ranging from $30 to $125 based on the services provided and the educational background and skill level of the person providing the particular service.

            Professional staffing services revenue accounted for approximately 63.2% of the Company's total revenue for the fiscal year ended April 30, 1996.

CLIENTS AND MARKETS

            The Company currently performs services for approximately 55 clients. SCB's clients are located primarily in the southeastern United States and represent a diverse group of public entities and private industries. Most of the Company's clients are large organizations for which the Company delivers services to a number of business units or agencies. SCB's state government clients include the Commonwealth of Kentucky, the State of Tennessee, and the Arkansas Department of Human Services. SCB's public utility clients include, among others, the Tennessee Valley Authority ("TVA"), NES, and Memphis Light, Gas & Water ("MLG&W"). The Company also performs services for a number of Fortune 500 companies, including Eastman Chemical Company, Federal Express Corporation, and International Paper Company. Because of its diverse client base, the Company believes that it is not dependent on any single industry or market.

            For the fiscal year ended April 30, 1996, the Company's top five clients (in terms of revenue to the Company) accounted for approximately 66% of the Company's total revenue, and five clients each accounted for more than 10% of the Company's total revenue. These clients and the percentages of total revenue attributable to such clients were as follows: Commonwealth of Kentucky
- - 17.5%; TVA - 13.7%; Federal Express Corporation - 12.8%; Eastman Chemical Company - 11.0%; and NES - 10.5%.

            Generally, SCB's contracts with its top ten clients are, in accordance with industry practice, cancelable on short notice and without penalty, provide for monthly payment of fees, and establish other basic terms, such as the hourly billing rates for each type of SCB professional who performs work pursuant to the contract. Some contracts specifically define the services to be performed pursuant to the contract, while other contracts, particularly professional staffing services contracts, merely establish the basic parameters of the work (i.e., the system to be evaluated, designed, or maintained) and require that additional work orders be submitted for services to be performed. SCB is the exclusive service provider under certain contracts, while other contracts, particularly professional staffing services contracts, specifically allow the client to engage other vendors for the projects covered by the agreement.

MARKETING AND SALES

            The Company markets it services through senior management and a sales staff of 17 persons. The Company currently has personnel located at sales offices in 17 cities. Relationships with SCB's larger clients and key government personnel are maintained and fostered by at least one of the Company's executive officers. The Company believes that its senior management's hands-on involvement with major clients is a significant competitive advantage.

            Account managers market SCB's services and serve as the primary contacts in maintaining client relationships. Accordingly, account managers learn the basic aspects of a client's business in order to identify opportunities for providing additional IT services to the client. Account managers are paid a salary plus commissions based on the revenues associated with client relationships under their supervision. In general, account managers are not IT technicians. They are, however, supported by SCB technical personnel in their marketing and sales efforts.

EMPLOYEES AND RECRUITING

            The Company currently employs approximately 625 persons, consisting of approximately 560 technicians, 17 salespersons, 21 recruiters, 8 executives, and 19 other administrative personnel. The Company believes there is a continuing shortage of computer professionals, especially programmers and systems designers. The Company competes for these persons with in-house MIS departments and other computer services firms.

            In general, the Company seeks to hire professionals who have substantial experience either with an in-house MIS department or another IT services firm. SCB recruits worldwide by soliciting resumes generated by advertisements in trade journals and major city newspapers. Employee referrals are another major source of recruiting leads and the Company awards bonuses to employees whose referrals lead to the hiring of a new IT professional. In addition, the Company's Web Site on the Internet is used for recruiting. Most of the Company's recruiters have technical or IT sales backgrounds and understand the skill sets needed for the project for which they are recruiting.

COMPETITION

            The Company believes its principal competitors, categorized according to the services performed, are as follows: (i) consulting services - SHL Systemhouse Inc., Stone & Webster, Inc., Andersen Consulting, and EDS; (ii) outsourcing services - ISSC, EDS, Perot Systems Corporation, Computer Sciences Corporation, Computer Management Sciences, Inc., and Andersen Consulting; and
(iii) professional staffing services - Computer Task Group, Inc., ISSC, Computer Horizons Corporation, Keane, Inc., and Metro Information Services, Inc.

            The Company believes that the principal competitive factors in the IT services industry are (i) responsiveness to clients' needs and speed in delivering IT solutions; (ii) effectiveness of delivered solutions as measured through cost reductions and improvements in price/performance ratios; (iii) output per employee, as reflected in utilization rates; (iv) quality of service; (v) price; and (vi) technical expertise. SCB believes that its ability to estimate costs accurately, particularly for existing clients, and its lower labor costs, which are a function, in part, of higher than industry average utilization rates, cause it to be a lower cost provider than many of its competitors, which is especially critical in a competitive bid environment. The Company also believes its reputation for delivering services at the agreed price without requesting or requiring additional client funds distinguishes SCB from its competitors.

            The Company also competes for the hiring and retention of management and other professional personnel. See "-- Employees and Recruiting." In connection with professional staffing services engagements, particularly in situations where the Company is one of a number of approved vendors, the Company competes to provide services based on the relative qualifications of SCB personnel.

EXECUTIVE OFFICERS

            The following is a list of the executive officers of the Company, including all positions and offices held with the Company:

Name                              Age              Position and Term
- ----                              ---              -----------------
T. Scott Cobb                     58               Mr. Cobb is a founder of the Company and has served as Chairman of the Board since 1984.  From 1984 until June 1996, Mr. Cobb also served as President of the Company.  Mr. Cobb was a partner in
                                                   Seltmann, Cobb & Bryant, the Company's predecessor, from its formation in 1976.  Mr. Cobb is the father of Jeffrey S. Cobb.

Ben C. Bryant, Jr.                49               Mr. Bryant is a founder of the Company and has served as Chief
                                                   Executive Officer, Treasurer, and Vice Chairman of the Board of the
                                                   Company since 1984.  Mr. Bryant has also served as President of the
                                                   Company since June 1996.  Mr. Bryant was a partner in Seltmann, Cobb
                                                   & Bryant, the Company's predecessor, from its formation in 1976.

Steve N. White                    48               Mr. White has served as Executive Vice President of Development since
                                                   June 1996 and as a Director since December 1995.  Mr. White has also served in varying capacities for the Company for more than 15 years, including as Chief Operating Officer from 1990 to 1996.

Gordon L. Bateman                 47               Mr. Bateman joined the Company as a controller in 1984 and has served as Secretary since June 1996, as Executive Vice President of Finance and Administration since December 1995, and as Chief Financial
                                                   Officer since 1988.  Mr. Bateman was also a Senior Vice President of the Company from 1987 to December 1995.

Name                              Age              Position and Term
- ----                              ---              -----------------
Jeffrey S. Cobb                   34               Mr. Cobb has served as Executive Vice President of Operations since
                                                   December 1995.  Mr. Cobb previously served as Senior Vice President of Operations and Administration from 1992 to December 1995, Director of Projects from 1990 to 1992, and Director of Recruiting from 1989 to 1990.  Mr. Cobb is the son of T. Scott Cobb.

Gary Ellis                        47               Mr. Ellis has served as Senior Vice President of Outsourcing since
                                                   1990.  Mr. Ellis was a Project Manager from 1987 to 1990, and held the position of Senior Technical Specialist from 1983 to 1987.

Steven H. Smith                   41               Mr. Smith has served as Senior Vice President of Marketing since
                                                   1992.  Prior to such time, he served as Vice President of Marketing from 1989 to 1992 and as account manager from 1986 to 1991.

ITEM 2.        PROPERTIES

               The Company owns its corporate headquarters buildings (aggregating approximately 13,200 square feet) in Memphis, Tennessee. The Company leases sales offices or has access to office facilities in Atlanta, Georgia; Baltimore, Maryland; Charlotte, North Carolina; Dallas, Texas; Frankfort, Kentucky; Indianapolis, Indiana; Jackson, Mississippi; Kansas City, Missouri; Little Rock, Arkansas; Long Island, New York; Montgomery, Alabama; Nashville, Tennessee; Phoenix, Arizona; Raleigh, North Carolina; Santa Fe, New Mexico; and St. Louis, Missouri. The Nashville location is approximately 1,400 square feet. The other offices tend to be smaller than the Nashville office and are used primarily for sales and marketing purposes.

ITEM 3.        LEGAL PROCEEDINGS

               In May 1996, the Company was issued a subpoena by the Federal Grand Jury of the United States District Court for the Western District of Tennessee. A subsequent subpoena was issued to the Company by the grand jury in June 1996. The Company has not been identified as the subject or target of the grand jury's investigation. The Company currently believes that the grand jury's investigation relates to the Company's billing practices under its consulting contract with the TVA, particularly the hourly billings and expenses of T. Scott Cobb, the Company's Chairman, and Steve N. White, the Company's Executive Vice President-Development. The subpoenas apparently relate to an audit of the Company's TVA billings being conducted by the Office of the Inspector General. Additionally, on July 3, 1996, the Securities and Exchange Commission (the "SEC") notified the Company that the

SEC is conducting an informal inquiry, which inquiry appears to be focused on the TVA billings and the impact thereof on the Company's financial statements.

               An internal investigation by the Special Committee of the Board of Directors, comprised of two non-employee directors, has identified possible misbillings of expenses under the TVA contract, primarily relating to mileage and per diem expenses submitted to TVA. On May 31, 1996, the Company remitted $39,759.32 to the TVA relating to the possible misbillings.

               Due to the preliminary and prospective nature of the government's investigation, it is not possible presently to predict with any certainty when the investigation will be completed, its ultimate outcome, or the effect thereof on the Company's financial condition or results of operations. The Company currently believes, however, that the ultimate outcome of the government's investigation will not have a long-term material adverse effect on the Company's management, financial condition, or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

               No matters were submitted to a vote of the shareholders during the fourth quarter ended April 30, 1996.

                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

               On February 14, 1996, the Company consummated an initial public offering of its Common Stock (the "Offering") at a price per share of $15.50. The Company's Common Stock is traded on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "SCBI." As of July 22, 1996, there were 47 shareholders of record and approximately 1,500 beneficial owners of the Common Stock.

               The following table sets forth for the period indicated, the high and low closing sales prices of the Company's Common Stock as reported by the Nasdaq National Market:

                                                                             High             Low
                                                                            ------           ------
                 Fourth Quarter 1996
                 (from February 14, 1996)  . . . . . . . . . . . . .        $26.50           $15.50


               The Company declared cash dividends of $.0054 per share of Common Stock for the fiscal year ended April 30, 1995. No cash dividends were declared or paid on the Common Stock during the fiscal year ended April 30, 1996. The payment of cash dividends in the future will be at the Board of Directors' discretion and will depend on the Company's earnings, financial condition, capital needs, and other factors deemed pertinent by the Company's Board of Directors, including the limitations, if any, on the payment of dividends under state law and any then-existing credit agreement. It is the current intention of the Board of Directors not to pay cash dividends and to retain earnings, if any, to finance the operations and expansion of the Company's business. The Company's revolving credit facility currently restricts the payment of cash dividends to not more than 25% of the Company's net profits in a fiscal year.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

                                                               Fiscal Year Ended April 30,
                                             -----------------------------------------------------------------
                                                1992          1993         1994           1995         1996
                                               -------       -------      -------        -------      --------
INCOME STATEMENT DATA:
Revenue . . . . . . . . . . . . . . . . .    $   19,778     $  21,830    $  23,910      $  33,354    $  48,710
   Cost of services . . . . . . . . . . .        15,027        16,430       17,290         23,699       34,799
                                             ----------     ---------    ---------      ---------    ---------
Gross profit  . . . . . . . . . . . . . .         4,751         5,400        6,620          9,655       13,911

Compensation - key executives . . . . . .         2,040         2,641        3,131          4,170        3,765
Other selling, general and administrative
   expenses . . . . . . . . . . . . . . .         2,347         2,402        3,130          3,785        7,508
                                             ----------     ---------    ---------      ---------    ---------

Income from operations  . . . . . . . . .          364            357          359          1,700        2,638
   Other income (expense), net  . . . . .          (78)           (11)        (110)          (159)          29
                                             ----------     ---------    ---------      ---------    ---------

Income before income taxes and
   extraordinary item and cumulative
   effect of change in accounting                  286            346          249          1,541        2,667
   principle  . . . . . . . . . . . . . .
Provision for income taxes  . . . . . . .          116            143          114            717        1,165
Cumulative effect of change in method
   of accounting for income taxes . . . .           --             --          (36)            --           --
                                             ----------     ---------    ---------      ---------    ---------

Net income  . . . . . . . . . . . . . . .    $     170      $     203    $      99      $     824    $   1,502
                                             =========      =========    =========      =========    =========

Net income per share  . . . . . . . . . .    $     .03      $     .04    $     .02(1)   $     .15    $     .26
                                             =========      =========    =========      =========    =========

Cash dividends declared per share . . . .    $   .0018      $   .0036    $   .0036      $   .0054           --
                                             =========      =========    =========      =========    =========

Weighted average number of common and
common equivalent shares outstanding  . .
                                             5,433,843      5,433,843    5,433,843      5,433,843    5,760,807
                                             =========      =========    =========      =========    =========

                                                                   AS OF APRIL 30,
                                             ----------------------------------------------------------------
                                               1992           1993         1994          1995         1996
                                             --------       --------     --------      ---------    ---------
 BALANCE SHEET DATA:
 Working capital                             $  507         $  646       $  437        $  618       $23,588

 Total assets                                 2,894          3,274        4,163         5,883        27,799

 Long-term debt, less current portion           229            157          310           171           --
 Total shareholders' equity                     969          1,153        1,232         2,027        25,669

- ------------------
(1) Includes an adjustment of $(.01) per share for the cumulative effect of an accounting change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company derives substantially all of its revenue from providing IT consulting, outsourcing, and professional staffing services. The increase in revenue from $19.8 million in fiscal 1992 to $48.7 million in fiscal 1996 is a function of two principal factors: (i) an increase in the volume of services provided (as measured by aggregate hours billed), and (ii) a shift in the mix of services provided from lower rate professional staffing services to higher rate consulting and outsourcing services. In general, revenue is recognized by the Company as services are performed. The Company's third fiscal quarter (ending January 31), in which the number of holidays and employee vacation days reduces the Company's employee billable hours, generally reflects lower revenue and profitability in comparison to the other three fiscal quarters.

         The Company has historically derived a significant portion of its revenue from a relatively limited number of clients. The Company currently performs services for approximately 55 clients, consisting of state and local governments, public utilities, Fortune 500 companies, and other large organizations located primarily in the southeastern United States. For the fiscal years ended April 30, 1994, 1995, and 1996, the Company's top five clients (in terms of revenue to the Company) accounted for approximately 71%, 73%, and 66%, respectively. From time to time the Company has substantial accounts receivable from its top five clients, but the Company has not experienced any significant payment problems from these clients. A material decrease in services provided to any of the largest clients of the Company could have a material adverse impact on the Company's operating results.

         The Company's strategy has been to sustain growth in professional staffing revenue while simultaneously increasing the percentage of revenue contributed by consulting and outsourcing services. The relative growth in revenue attributable to the three service areas is illustrated in the following table:

                                                                For the Fiscal Years Ended April 30,
                                                 -------------------------------------------------------------------
                                                      1994                       1995                       1996
                                                 ---------------           -----------------        ----------------
                                                                         (Dollars in Thousands)
 Consulting Services . . . . . . .               $ 1,298      5.4%        $ 5,862      17.5%        $ 8,285      17.0%

 Outsourcing Services  . . . . . .                 5,209     21.8           5,225      15.7           9,661      19.8

 Professional Staffing Services  .                17,403     72.8          22,267      66.8          30,764      63.2
                                                 -------    -----         -------     -----         -------     -----

         Total   . . . . . . . . .               $23,910    100.0%        $33,354     100.0%        $48,710     100.0%
                                                 =======    =====         =======     =====         =======     =====

         Generally, the Company charges its clients higher hourly rates for consulting and outsourcing services than for professional staffing services. The Company's marketing strategy emphasizes cross-selling all of its services to existing and potential clients. In addition to expanding existing client relationships, the Company has made a strategic determination to seek more high-value, premium-billing business, concentrating particularly on increasing its consulting, client/server, and other network engagements. The following table reflects this trend.



                                                       For the Fiscal Years Ended April 30,
                                                 ------------------------------------------------
                                                     1994             1995                1996
                                                 ------------------------------------------------
                                                              (Dollars in Thousands)
 Average Billable Personnel  . . . . . .              307                  375              498

 Revenue Per Billable Employee . . . . .          $77,882              $88,946          $97,811

 Average Employee Billable Hours . . . .            1,899                1,921            1,922

 Average Hourly Rate . . . . . . . . . .          $ 41.01              $ 46.30          $ 50.89

 Gross Profit Margin . . . . . . . . . .             27.7%                28.9%            28.6%



         The Company's revenue is currently derived from three major groups of clients: state and local governments, public utilities, and large corporations. The revenue by client group is illustrated in the following table:

                                                     For the Fiscal Years Ended April 30,
                                      -------------------------------------------------------------------
                                              1994                      1995                   1996
                                      --------------------      --------------------     -----------------
                                                            (Dollars in Thousands)
 Government  . . . . . . . . . .      $ 9,943         41.6%      $14,157        42.5%      $18,609       38.2%

 Utilities . . . . . . . . . . .        6,381         26.7         9,520        28.5        12,451       25.6

 Commercial organizations  . . .        7,586         31.7         9,677        29.0        17,650       36.2
                                      -------        -----       -------       -----       -------      -----
         Total                        $23,910        100.0%      $33,354       100.0%      $48,710      100.0%
                                      =======        =====       =======       =====       =======      =====



         In May 1996, the Company was issued a subpoena by the Federal Grand Jury of the United States District Court for the Western District of Tennessee. A subsequent subpoena was issued to the Company by the grand jury in June 1996. The Company has not been identified as a subject or target of the grand jury's investigation. The Company believes that the grand jury's investigation relates primarily to the Company's billing practices under its consulting contract with the TVA. An internal investigation by the Special Committee of the Company's Board of Directors, comprised of two non-employee directors, has identified possible misbillings of expenses under the TVA contract, primarily as they relate to mileage and per diem expenses submitted to the TVA, and on May 31, 1996, the Company remitted $39,759.32 to the TVA relating to the possible misbillings. The Company expects to incur a charge of approximately $275,000 to $325,000 in professional fees in the first quarter of fiscal 1997, primarily relating to legal and accounting fees incurred by the Company in connection with the government's investigation and the Company's internal review of this matter. Due to the preliminary and prospective nature of the government's investigation, it is not possible presently to predict with any certainty when the investigation will be completed, its ultimate outcome, or the effect thereof on the Company. The Company currently believes, however, that the ultimate outcome of the government's investigation will not have a long-term material adverse effect on the Company's management, financial condition, or results of operations. See "Item 3. Legal Proceedings."

RESULTS OF OPERATIONS

         Comparison of Fiscal 1996 to Fiscal 1995

         Revenue increased from $33.4 million in fiscal 1995 to $48.7 million in fiscal 1996, an increase of 46%. This increase was primarily attributable to increased services provided under two outsourcing services contracts, which accounted for approximately 42% of the increase in revenue, and significant increases in professional staffing services provided to four of SCB's existing clients, which accounted for approximately one-half of the increase in revenue. Average billable personnel increased from 375 for fiscal 1995 to 498 for fiscal 1996. The average hourly rate per billable employee increased from $46.30 for fiscal 1995 to $50.89 for fiscal 1996, primarily because of an increase in the provision of higher-rate consulting services.

         Gross profit increased from $9.7 million to $13.9 million, an increase of 44%. This increase was attributable primarily to an increase in revenue. Gross profit margin decreased from 28.9% to 28.6% during the period. Cost of services consists of all costs directly attributable to SCB personnel assigned to various client engagements, including salaries, benefits, training, travel, and relocation.

         Historically, a significant portion of the Company's operating expenses has been attributable to the compensation of two key executives: T. Scott Cobb and Ben C. Bryant, Jr. In connection with the Company's initial public offering in February 1996, Messrs. Cobb and Bryant entered into employment agreements which reduced their salaries to $600,000 per year. The employment agreements were recently amended to reduce each executive's salary to $300,000 per year, to be effective as of July 1, 1996. The employment agreements, as amended, also provide for bonuses of $100,000 or $200,000 per year to each of Messrs. Cobb and Bryant in the event the Company exceeds 110% or 125%, respectively, of pre-tax earnings targets established by the Board of Directors at the beginning of each fiscal year. Compensation for key executives decreased from $4.2 million in 1995 to $3.8 million in 1996, which included bonuses of $1.3 million in 1995 and $1.4 million in 1996.

         Other selling, general, and administrative expenses increased from $3.8 million in 1995 to $7.5 million in 1996, an increase of approximately 97%. This increase was primarily attributable to a $1.2 million stock bonus granted to certain management personnel in October 1995 as well as the expansion of the Company's sales and recruiting efforts and the development of training programs for these departments. As a percentage of total revenue, other selling, general, and administrative expenses increased from 11.3% in 1995 to 15.4% in 1996.

         Comparison of Fiscal 1995 to Fiscal 1994

         Revenue increased from $23.9 million in fiscal 1994 to $33.4 million in fiscal 1995, an increase of approximately 39.5%. This increase was primarily attributable to a contract for consulting services that began in May 1994, which accounted for approximately 39% of the increase in revenue, and significant increases in professional staffing services provided to two of SCB's existing clients, which accounted for approximately 60% of the increase in revenue. Average billable personnel increased from 307 for fiscal 1994 to 375 for fiscal 1995. The average hourly rate per billable employee also increased from $41.01 for fiscal 1994 to $46.30 for fiscal 1995, primarily due to additional, higher-margin consulting revenue.

         Gross profit increased from $6.6 million to $9.7 million, an increase of approximately 45.9%. This increase was attributable primarily to an increase in revenue. Gross profit margin increased from 27.7% to 28.9% as a result of an increase in higher-margin consulting and outsourcing services revenue as a percentage of total revenue.

         Compensation for key executives increased from $3.1 million in 1994 to $4.2 million in 1995, which included bonuses of $550,000 in 1994 and $1.3 million in 1995.

         Other selling, general, and administrative expenses increased from $3.1 million in 1994 to $3.8 million in 1995, an increase of approximately 20.9%. This increase was primarily attributable to the Company's heightened commitment to expanding its sales and recruiting efforts as well as developing training programs for these departments. As a percentage of total revenue, other selling, general, and administrative expenses decreased from 13.1% in fiscal 1994 to 11.3% in fiscal 1995, as relatively fixed general and administrative costs were spread over a larger revenue base.

         In fiscal 1994, the Company recognized a $36,000 charge to reflect the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. See Note 1 of Notes to the Company's Consolidated Financial Statements.

         Comparison of Fiscal 1994 to Fiscal 1993

         Revenue increased from $21.8 million in fiscal 1993 to $23.9 million in fiscal 1994, an increase of approximately 9.5%. This increase was primarily attributable to an increase in the aggregate services provided as well as an increase in the average hourly rates from $39.76 to $41.01.

         Gross profit increased from $5.4 million in 1993 to $6.7 million in 1994, an increase of approximately 22.6%. This increase was attributable primarily to an increase in revenue. Gross profit margin increased from 24.7% to 27.7% as a result of an increase in higher-margin consulting and outsourcing services revenue as a percentage of total revenue.

         Compensation for key executives increased from $2.6 million in 1993 to $3.1 million in 1994, including bonuses of $650,000 in 1993 and $550,000 in 1994.

         Other selling, general, and administrative expenses increased from $2.4 million in 1993 to $3.1 million in 1994, an increase of approximately 30.3%. This increase was primarily the result of additions to administrative and sales staff.

LIQUIDITY AND CAPITAL RESOURCES

         Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided (used) by operating activities was approximately $(335,000), $743,000, and $481,000 for fiscal 1994, 1995, and 1996, respectively. The negative cash flow in fiscal 1994 was primarily attributable to accounts receivable that were collected subsequent to year-end.

         The Company has supplemented operating cash flows from time to time with borrowings under its revolving credit facility (the "Revolver"). The Revolver provides for borrowings of up to $1.5 million and bears interest at the lender's prime rate (8.25% at April 30, 1996). Amounts outstanding under the Revolver are payable on August 1 of each year and are secured by accounts receivable. At April 30, 1996, there were no amounts outstanding under the Revolver.

         The Company completed its initial public offering in February 1996. The net proceeds to the Company in the offering were $20.8 million, after deduction of underwriting commissions and other offering expenses. The proceeds from the offering were used to repay the $1.5 million outstanding under the Revolver and for working capital purposes. Substantially all of the balance of the proceeds were invested in highly liquid investments, including securities purchased under agreements to resell.

          The Company's working capital increased from $437,000 in fiscal 1994 to $618,000 in fiscal 1995, primarily because of retained earnings. The Company's working capital increased from $618,000 in fiscal 1995 to $23,588,000 in fiscal 1996, primarily as a result of the initial public offering.

         The Company's historical capital expenditures relate primarily to the acquisition of office buildings used as the Company's corporate headquarters. In fiscal 1996, the Company purchased a parcel of land contiguous to its corporate headquarters for approximately $230,000 and an automated recruiting system for approximately $150,000. The Company intends to use approximately $5.0 million of the net proceeds from the initial public offering for other capital expenditures including construction projects and furnishing branch offices. The Company anticipates using an additional $2.5 million of such net proceeds for specifically identified business purposes, including the addition of marketing staff, the licensing of software, and training with respect thereto. The Company currently intends to use the balance of the net proceeds for other general corporate purposes, including acquisitions.

         The Company believes that cash flows from operations and the net proceeds from the initial public offering, will be sufficient to fund the Company's operating needs for at least the next twelve months. Although the Company has no present acquisition agreements or arrangements, the Company may in the future make strategic acquisitions. Depending on the terms of such an acquisition, the Company may need to incur additional indebtedness or issue equity securities (including Common Stock).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                             PAGE OF
                                                                                                                FORM 10-K
                                                                                                                ---------
         Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

         Consolidated Balance Sheets as of April 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . .        19

         Consolidated Statements of Income for each of the three years in the period ended
                 April 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

         Consolidated Statements of Shareholders' Equity for each of the three years in the period ended
                 April 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22

         Consolidated Statements of Cash Flows for each of the three years in the period ended April 30,
                 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24

                         Report of Independent Auditors

Board of Directors
SCB Computer Technology, Inc.

We have audited the accompanying consolidated balance sheets of SCB Computer Technology, Inc. as of April 30, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCB Computer Technology, Inc. at April 30, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, during the year ended April 30, 1994 the Company changed its method of accounting for income taxes.


                                                    /s/  Ernst & Young LLP
Memphis, Tennessee
June 20, 1996,
except for the second
paragraph of Note 11,
as to which the date
is July 3, 1996

                         SCB Computer Technology, Inc.

                          Consolidated Balance Sheets


                                                              APRIL 30
                                                          1995        1996
                                                       -----------------------
ASSETS
Current assets:
  Cash and cash equivalents:
    Cash                                               $ 203,641   $ 1,848,443
    Securities purchased under agreement to resell             -    10,000,000
    Merrill Lynch Institutional Fund                           -     7,410,270
                                                       -----------------------
  Total cash and cash equivalents                         203,641   19,258,713

  Accounts receivable:
    Trade                                               3,798,733    6,201,969
    Related parties                                        11,845        5,699
  Prepaid expenses                                         86,618       27,791
  Deferred federal and state income tax                   175,595      201,290
                                                       -----------------------
Total current assets                                    4,276,432   25,695,462

Fixed assets:
  Buildings                                             1,348,293    1,348,293
  Furniture, fixtures, and equipment                      306,170      636,452
  Accumulated depreciation                               (262,417)    (333,464)
                                                       -----------------------
                                                        1,392,046    1,651,281
  Land                                                    209,912      443,301
                                                       -----------------------
                                                        1,601,958    2,094,582

Other                                                       4,473        8,491


Total assets                                           $5,882,863  $27,798,535
                                                       =======================


                                                         APRIL 30
                                                     1995         1996
                                                  -----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade                       $  652,732    $ 656,915
  Notes payable                                    1,459,899            -
  Accrued and withheld payroll taxes,
    insurance, and payroll deductions                168,500      202,904
  Accrued vacation                                   413,091      530,067
  Other accrued expenses                             925,558      593,961
  Accrued federal and state income taxes              38,948      123,207
                                                  -----------------------
Total current liabilities                          3,658,728    2,107,054

Long-term liabilities:
  Notes payable                                      170,952            -
  Deferred federal and state income taxes             26,000       22,800
                                                  -----------------------
                                                     196,952       22,800
                                                  -----------------------
Total liabilities                                  3,855,680    2,129,854


SHAREHOLDERS' EQUITY:
  Preferred stock, no par value --
    authorized 1,000,000 shares, none issued               -            -
  Common stock -- 20,000,000 shares of $.01
    par value authorized and 5,387,129 shares
    issued and outstanding at April 30, 1995
    and 7,015,583 shares issued and
    outstanding at April 30, 1996                     53,871       70,155
  Additional paid-in capital                         393,156   22,516,279
  Retained earnings                                1,580,156    3,082,247
                                                  -----------------------
Total shareholders' equity                         2,027,183   25,668,681
                                                  -----------------------
Total liabilities and shareholders' equity        $5,882,863  $27,798,535
                                                  =======================

See accompanying notes.

                         SCB Computer Technology, Inc.

                       Consolidated Statements of Income


                                                             YEAR ENDED APRIL 30
                                                       1994         1995         1996
                                                    -------------------------------------
Revenue                                             $23,909,942  $33,354,659  $48,710,092
Cost of services                                     17,290,144   23,699,036   34,798,688
                                                    -------------------------------------
Gross profit                                          6,619,798    9,655,623   13,911,404

Compensation -- key executives                        3,130,740    4,170,000    3,764,840
Other selling, general and administrative expenses    3,129,911    3,785,043    7,508,308
                                                    -------------------------------------
Total operating expenses                              6,260,651    7,955,043   11,273,148
                                                    -------------------------------------
Income from  operations                                 359,147    1,700,580    2,638,256

Other income (expenses):
Interest income                                          14,918       25,587      193,226
Interest expense                                        (70,338)    (113,338)     (68,285)
Other, net                                              (54,686)     (72,012)     (95,958)
                                                    -------------------------------------
Total other income (expenses)                          (110,106)    (159,763)      28,983
                                                    -------------------------------------
Income before income taxes and cumulative effect
  of change in accounting principle                     249,041    1,540,817    2,667,239
Income tax expense:
Current                                                 175,916      749,906    1,194,043
Deferred (benefit)                                      (61,573)     (33,302)     (28,895)
                                                    -------------------------------------
Total income tax expense                                114,343      716,604    1,165,148
                                                    -------------------------------------
Income before cumulative effect of change in
  accounting principle                                  134,698      824,213    1,502,091
Cumulative effect of change in method of
  accounting for income taxes                           (35,874)           -            -
                                                    -------------------------------------
Net income                                          $    98,824     $824,213   $1,502,091
                                                    =====================================

Earnings per share:
Income before cumulative effect of change in                               .
  accounting principle                                      .03           15          .26
Cumulative effect of change                                (.01)           -            -
                                                    -------------------------------------
Net income per share                                       $.02         $.15         $.26
                                                    =====================================
Weighted average number of common and common
  equivalent shares outstanding                       5,433,843    5,433,843    5,760,807
                                                    =====================================

See accompanying notes.

                         SCB Computer Technology, Inc.

                       Statements of Shareholders' Equity


                                     NUMBER                     ADDITIONAL
                                       OF          COMMON        PAID-IN         RETAINED            SHAREHOLDERS'
                                     SHARES         STOCK        CAPITAL         EARNINGS               EQUITY
                                    -----------------------------------------------------------------------------
Balance at May 1, 1993              5,387,129      $ 53,871      $ 393,156       $ 705,563           $ 1,152,590
  Cash dividends declared
    ($.0036 per share)                                                             (19,377)              (19,377)
  Net income                                                                        98,824                98,824
                                    ----------------------------------------------------------------------------
Balance at April 30, 1994           5,387,129        53,871        393,156         785,010             1,232,037
  Cash dividends declared
    ($.0054 per share)                                                             (29,067)              (29,067)
  Net income                                                                       824,213               824,213
                                    ----------------------------------------------------------------------------
Balance at April 30, 1995           5,387,129        53,871        393,156       1,580,156             2,027,183
  Issuance of Common Stock
    in connection with
    employees' Stock Grants           125,948         1,259      1,226,734                             1,227,993
  Issuance of Common Stock
    in connection with
    Initial Public Offering         1,495,000        14,950     20,801,464                            20,816,414
  Issuance of Common Stock
    in cancellation of stock
    appreciation right                  7,506            75         94,925                                95,000
  Net income                                                                      1,502,091            1,502,091
                                    ----------------------------------------------------------------------------
Balance at April 30, 1996           7,015,583      $ 70,155    $22,516,279      $ 3,082,247         $ 25,668,681
                                    ============================================================================


See accompanying notes.

                         SCB Computer Technology, Inc.

                     Consolidated Statements of Cash Flows


                                                                            YEAR ENDED APRIL 30
                                                                  1994            1995               1996
                                                                --------------------------------------------
OPERATING ACTIVITIES
Net income                                                      $  98,824       $  824,213        $1,502,091
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation                                                    53,903           72,462            89,978
   Deferred income taxes                                          (61,573)         (33,302)          (28,895)
   Stock grant                                                          -                -         1,227,993
   Issuance of common stock                                             -                -            95,000
   Cumulative effect of change in accounting principle             35,874                -                 -
   (Increase) decrease in:
     Accounts receivable:
       Trade                                                     (688,176)      (1,036,399)       (2,403,236)
       Related parties                                            (45,895)          34,050             6,146
     Prepaid expenses                                              (2,258)         (55,920)           58,827
     Other assets                                                  (7,733)           5,336            (4,018)
   Increase (decrease) in:
     Accounts payable--trade                                      (50,225)         521,836             4,183
     Accrued federal and state income taxes                      (101,327)          29,063            84,259
     Accrued vacation                                             (49,925)          81,945           116,976
     Other accrued expenses                                      (123,271)         719,645          (302,530)
     Accrued and withheld payroll taxes, insurance, and
       payroll deductions                                         507,285         (419,438)           34,404
                                                                --------------------------------------------
Total adjustments                                                (433,471)         (80,722)       (1,020,913)
                                                                --------------------------------------------
Net cash provided (used) by operating activities                 (334,647)         743,491           481,178

INVESTING ACTIVITIES
Purchases of fixed assets                                        (502,645)        (564,259)         (582,602)

FINANCING ACTIVITIES
Proceeds from initial public offering                                   -                -        20,816,414
Net borrowings (repayments) under line of credit                  300,000          175,000        (1,459,899)
Borrowings on long-term debt                                      362,015          325,000                 -
Payments on long-term debt                                       (130,427)        (529,500)         (170,952)
Payment of dividends                                              (19,364)         (19,377)          (29,067)
                                                                --------------------------------------------
Net cash (used) provided by financing activities                  512,224          (48,877)       19,156,496
                                                                --------------------------------------------
Net increase (decrease) in cash and cash equivalents             (325,068)         130,355        19,055,072
Cash at beginning of period                                       398,354           73,286           203,641
                                                                --------------------------------------------
Cash at end of period                                           $  73,286       $  203,641       $19,258,713
                                                                ============================================
Supplemental disclosures of cash flow information:
Interest paid                                                   $  94,338       $  128,724       $    68,285
Income taxes paid                                                 275,889          690,588         1,103,127


See accompanying notes.

                         SCB Computer Technology, Inc.

                   Notes to Consolidated Financial Statements

                                 April 30, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of SCB Computer Technology, Inc. and its subsidiary. All significant intercompany transactions have been eliminated in consolidation.

GENERAL

SCB Computer Technology, Inc. (the Company) was incorporated on May 11, 1984 in the State of Tennessee. The Company is an information technology company which provides management and technical services primarily to state and local governments, public utilities, Fortune 500 companies, and other large organizations, primarily located in the Southeastern United States.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements represent overnight loans and are reflected as a cash equivalent in the consolidated balance sheets. Securities purchased under agreement to resell are held in safekeeping in the Company's name. Should the market value of the underlying securities decrease below the amount recorded, the counterparty, a large national banking institution, is required to place an equivalent amount of additional securities in safekeeping in the name of the Company.

FIXED ASSETS

All fixed assets are carried at cost. Depreciation is computed using the straight-line basis over the useful lives of the various fixed assets. The estimated useful lives for computing depreciation on fixed assets are as follows:


      Furniture, fixtures and equipment  5-10 years
      Autos                               3-6 years
      Building                           31-39 years

                         SCB Computer Technology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenues as professional services are performed.

INCOME TAXES

Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The cumulative effect of change in accounting principle was included in determining net income for the year ended April 30, 1994. Under FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Prior to 1994, the Company accounted for income taxes under the deferred method.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, which provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation issued to employees. The statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, FAS No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for stock options under APB Opinion No. 25.

                         SCB Computer Technology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and securities purchased under agreement to resell. The Company continually evaluates the credit worthiness of its customers' financial positions and monitors accounts on a periodic basis, but typically does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. Credit losses have been immaterial and have consistently been within management's expectations.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME PER SHARE

Net income per common and common equivalent share is based on the weighted-average number of common and common equivalent shares outstanding during 1994, 1995 and 1996. The incremental shares attributable to cheap stock have been included.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximates fair values of these instruments at April 30, 1995 and 1996.

                         SCB Computer Technology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company's initial assessment is that, based on current circumstances, the adoption of Statement 121 will not have a material impact on its consolidated financial position or results of operations.

2. ACCOUNTS RECEIVABLE -- TRADE

Accounts receivable -- trade includes unbilled receivables of $172,074 and $50,322 as of April 30, 1995 and 1996, respectively.

3. NOTES PAYABLE

The following is a schedule of notes payable:

                                                          APRIL 30
                                                       1995      1996
                                                    -----------------
Mortgage payable -- bank, principal and interest
  due monthly secured by land and building,
  guaranteed by shareholders, bearing an interest
  rate of 6.5% per annum (paid in full in September
  1995)                                              $  239,910     -
Other                                                    15,941     -
Revolving credit facility (9.5% at April 30, 1995)    1,375,000     -
                                                    -----------------
                                                      1,630,851     -
Less current maturities                               1,459,899     -
                                                    -----------------
Long-term                                            $  170,952     -
                                                    =================


                         SCB Computer Technology, Inc.

3. NOTES PAYABLE (CONTINUED)

The Company has a revolving bank line of credit (the Revolver) secured by accounts receivable. It is renewable by the bank on August 1 each year. The maximum amount available under the Revolver was $1,500,000 at April 30, 1995 and 1996. The weighted average interest rate for the year ended April 30, 1996 was 8.25%. The Revolver restricts the payment of cash dividends to not more than 25% of the Company's net profits in a fiscal year and contains various covenants, including a working capital ratio, a debt-to-equity ratio and tangible net worth requirements.

4. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan with an employee stock ownership plan
(ESOP) provision for full-time employees age 21 and over. The Company did not contribute to the plan for the years ended April 30, 1994, 1995 and 1996, but paid administrative expenses associated with the plan of $6,379, $5,655 and $5,980 in such years.

The Company also provides a qualified 401(k) profit sharing plan for full-time employees age 21 or over, and who have been with the Company for ninety days by April 30. Contributions by the Company are at the discretion of the Board of Directors. Contributions were not made by the Company for the years ended April 30, 1994, 1995 and 1996.

5. EMPLOYMENT AGREEMENTS

Effective upon consummation of the initial public offering in February 1996, the Company entered into employment agreements with the two majority shareholders for a term of three years expiring April 30, 1999. These agreements provide for a base salary of $600,000 each for the initial year and increases 10% on May 1, 1997 and May 1, 1998. In the event the Company exceeds 110% to 125% of projected pre-tax earnings targeted by the Board of Directors, bonuses of up to $200,000 each per year would be earned. Subsequent to year end, each of the employment agreements was amended to reduce the amount of base salary to $300,000 per year.

                         SCB Computer Technology, Inc.

6. LEASES

Total rent expense for the years ended April 30, 1994, 1995 and 1996 was $229,654, $226,051 and $290,800, respectively. Total future annual lease requirements are as follows:

           1997            $95,891
           1998             87,654
           1999             55,466


7. SIGNIFICANT CUSTOMERS

The Company earns a significant portion of its revenue from its top five customers. Revenues earned from its top five customers (each representing greater than 10% of revenues) totaled 71%, 73% and 66% for the years ended April 30, 1994, 1995 and 1996, respectively.

At April 30, 1995 and 1996 accounts receivable from these significant customers were $2,547,806 and $3,495,477, respectively.

8. FEDERAL AND STATE INCOME TAXES

Significant components of the provision for income taxes are as follows:



                              YEAR ENDED APRIL 30
                           1994      1995        1996
                         ------------------------------
      Federal:
        Current          $140,469  $624,483  $1,004,773
        Deferred          (51,851)  (28,044)    (24,500)
                         ------------------------------
                           88,618   596,439     980,273
      State:
        Current            35,447   125,423     189,270
        Deferred           (9,722)   (5,258)     (4,395)
                         ------------------------------
                           25,725   120,165     184,875
                         ------------------------------
      Total              $114,343  $716,604  $1,165,148
                         ==============================

                         SCB Computer Technology, Inc.

8. FEDERAL AND STATE INCOME TAXES (CONTINUED)

Deferred tax liabilities and assets are comprised of the following:


                                                   APRIL 30
                                              1995           1996
                                            ----------------------
        Deferred tax liability:
          Depreciation expense              $ 26,000      $ 22,800
                                            ----------------------
        Total deferred tax liability          26,000        22,800

        Deferred tax assets:
          Vacation expense                   156,975       201,290
          Other                               18,620
                                            ----------------------
        Total deferred tax assets            175,595       201,290
                                            ----------------------
        Net deferred tax assets             $149,595      $178,490
                                            ======================

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:



                                               YEARS ENDED APRIL 30
                                   1994                 1995                   1996
                              AMOUNT   PERCENT     AMOUNT   PERCENT       AMOUNT    PERCENT
                             --------------------------------------------------------------
Tax at U.S. statutory rates  $ 84,674    34.0%    $523,878    34.0%     $  906,779     34.0%
State income taxes net of
  federal tax benefit          16,979     6.8       79,309      5.1        122,018      4.6
Other -- net                   12,690     5.1      113,417      7.2        136,351      5.1
                             --------------------------------------------------------------
                             $114,343    45.9%    $716,604     46.3%    $1,165,148     43.7%
                             ==============================================================

                         SCB Computer Technology, Inc.

9. CHANGE IN CAPITALIZATION

On December 21, 1995, the Company's charter was revised to modify the Company's capital structure. The authorized shares of common stock were increased from 1,000,000 to 20,000,000. Additionally, 1,000,000 shares of preferred stock were authorized for future issuance. No terms or preferences have been established for the preferred stock. In connection with this change, the Company approved a 5.56-for-1 common stock split to effect the change in capitalization. A total of 4,418,220 additional shares of common stock were issued in connection with the stock split and $44,182 was reclassified from retained earnings to common stock. All share and per share amounts have been retroactively restated to reflect the stock split and change in capitalization.

During February 1996, the Company completed its initial public offering issuing 1,495,000 shares of common stock with net proceeds received of $20,816,414.

10. 1995 STOCK INCENTIVE PLAN

The 1995 Stock Incentive Plan provides for the granting of incentive stock options or non-qualified options to employees and to the Company's non-employee directors to purchase shares of the Company's common stock. Under the Plan, 600,000 shares of common stock have been reserved for distribution. The Plan also provides for grants of stock appreciation rights and restricted stock. At April 30, 1996 there were 199,300 options outstanding at an option price of $15.50. There were no options exercisable at April 30, 1996.

11. CONTINGENCIES

In May 1996, the Company was issued a subpoena by the Federal Grand Jury of the United States District Court for the Western District of Tennessee. A subsequent subpoena was issued to the Company by the grand jury in June 1996. The Company has not been identified as the subject or target of the grand jury's investigation. The Company currently believes that the grand jury's investigation relates to the Company's billing practices under its consulting contract with the TVA, particularly the hourly billings and expenses of T. Scott Cobb, the Company's Chairman and Steve N. White, the Company's Executive Vice President-Development. The subpoenas apparently relate to an audit of the Company's TVA billings being conducted by the Office of the Inspector General.

                         SCB Computer Technology, Inc.

11. CONTINGENCIES (CONTINUED)

Additionally, on July 3, 1996, the Securities and Exchange Commission notified the Company that the SEC is conducting an informal inquiry, which inquiry appears to be focused on the TVA billings and the impact thereof on the Company's financial statements.

An internal investigation by the Special Committee of the Board of Directors, comprised of two non-employee directors, has identified possible misbillings of expenses under the TVA contract, primarily relating to mileage and per diem expenses submitted to TVA. On May 31, 1996, the Company remitted $39,759 to the TVA relating to the possible misbillings.

Due to the preliminary and prospective nature of the government's investigation, it is not possible presently to predict with any certainty when the investigation will be completed, its ultimate outcome, or the effect thereof on the Company's financial condition or results of operations.

                         SCB Computer Technology, Inc.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)




                                         JULY 31,        OCTOBER 31,       JANUARY 31,       APRIL 30,
                                          1995              1995             1996              1996
                                       ---------------------------------------------------------------
QUARTER ENDED:
Revenue                                $10,713,047      $ 12,361,672      $ 12,651,122    $ 12,984,251
Cost of services                         7,533,782         8,764,814         9,355,580       9,144,512
Gross profit                             3,179,265         3,596,858         3,295,542       3,839,739
Selling, general and
  administrative expenses                2,519,260         4,039,345         2,404,215       2,310,328
Income (loss) from operations              660,005          (442,487)          891,327       1,529,411
Other income (expense)                     (43,157)          (41,231)          (48,443)        161,814
Income (loss) before taxes                 616,848          (483,718)          842,884       1,691,225
Income tax expense (benefit)               266,170          (207,849)          341,845         764,982
Net income (loss)                      $   350,678      $   (275,869)     $    501,039    $    926,243
                                       ===============================================================
Earnings (loss) per share              $      0.06      $      (0.05)     $       0.09    $       0.16
                                       ===============================================================

                                         JULY 31,        OCTOBER 31,         JANUARY 31,       APRIL 30,
                                          1995              1995               1996              1996
                                       ---------------------------------------------------------------
Revenue                                $ 7,060,984      $  8,530,941       $ 8,506,899     $ 9,255,835
Cost of services                         5,150,679         5,970,360         6,303,069       6,274,928
Gross profit                             1,910,305         2,560,581         2,203,830       2,980,907
Selling, general and
  administrative expenses                1,786,084         1,902,881         1,966,577       2,299,501
Income from operations                     124,221           657,700           237,253         681,406
Other (expense)                            (40,388)          (43,781)          (48,763)        (26,831)
Income before taxes                         83,833           613,919           188,490         654,575
Income tax expense                          37,012           271,048           134,928         273,616
Net income                             $    46,821      $    342,871       $    53,562     $   380,959
                                       ===============================================================
Earnings per share                     $      0.01      $       0.06       $      0.01     $      0.07
                                       ===============================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on September 6, 1996 contains under the caption "Proposal One: Election of Directors" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I (Item 1.) of this Form 10-K under the caption "Business-Executive Officers."

ITEM 11.        EXECUTIVE COMPENSATION

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on September 6, 1996 contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on September 6, 1996 contains under the caption "Security Ownership of Certain Beneficial Owners and Management" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held on September 6, 1996 contains under the caption "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K

(a)   1.        Financial Statements: See Item 8.

      2.        Financial Statement Schedules: Not applicable.

      3.        Exhibits:

         (a)    See Exhibit Index following signatures.

         (b) During the fiscal quarter ended April 30, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Memphis, Tennessee, on July 26, 1996.

                                        SCB COMPUTER TECHNOLOGY, INC.


                                        By:   /s/ Ben C. Bryant, Jr.
                                              -------------------------------
                                                Ben C. Bryant, Jr., President
                                                and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                       TITLE                               DATE
                   ---------                                       -----                               ----
 /s/ T. Scott Cobb                               Chairman of the Board of Directors               July 26, 1996
 -----------------------------------
 T. Scott Cobb

 /s/ Ben C. Bryant, Jr.                          Chief Executive Officer, President, and          July 26, 1996
 ----------------------------------              Vice Chairman of the Board of Directors,
 Ben C. Bryant, Jr.                              (Principal Executive Officer)


 /s/ Steve N. White                              Director                                         July 26, 1996
 -----------------------------------
 Steve N. White

 /s/ Gordon L. Bateman                           Chief Financial Officer (Principal               July 26, 1996
 --------------------------------                Financial and Accounting Officer)
 Gordon L. Bateman

 /s/ James E. Harwood                            Director                                         July 26, 1996
 --------------------------------
 James E. Harwood

 /s/ Joseph W. McLeary                           Director                                         July 26, 1996
 -------------------------------
 Joseph W. McLeary

                                 Exhibit Index



      Exhibit
       Number                                     Description
       ------                                     -----------
        3.1                  Amended and Restated Charter of Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement on
                             Form S-1 (Registration No. 33-80707)).

        3.2                  Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2  to the Registration Statement on
                             Form S-1 (Registration No. 33-80707)).

        4.1                  Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1
                             (Registration No. 33-80707)).

        4.2                  Article 7 of the Registrant's Amended and Restated Charter
                             (included in Exhibit 3.1) (incorporated by reference to
                             Exhibit 4.2 to the Registration Statement on Form S-1
                             (Registration No. 33-80707)).

        10.1                 Employee Stock Ownership Plan and Trust (incorporated by
                             reference to Exhibit 10.1 to the Registration Statement on
                             Form S-1 (Registration No. 33-80707)).

        10.2                 1995 Stock Incentive Plan (incorporated by reference to
                             Exhibit 10.2 to the Registration Statement on Form S-1
                             (Registration No. 33-80707)).

        10.3                 Form of Employment Agreements between the Company and each of
                             Messrs. T. Scott Cobb and Ben C. Bryant, Jr. (incorporated by reference to Exhibit 10.3 to the Registration Statement on
                             Form S-1 (Registration No. 33-80707)).

        10.4                 Professional Services Agreement, dated as of December 1,
                             1990, by and between the Company and the Metropolitan
                             Government of Nashville and Davidson County, acting by and through the Electric Power Board of said Government
                             (including Amendment) (incorporated by reference to
                             Exhibit 10.4 to the Registration Statement on Form S-1
                             (Registration No. 33-80707)).

         11                  Statement re computation of per share earnings.

         23                  Consent of Ernst & Young LLP.

         27                  Financial Data Schedule (for SEC use only)