Form 10-Q
period 1996-07-31
SCB COMPUTER TECHNOLOGY INC
filed 1996-09-13
CIK 1005268

                     Securities and Exchange Commission
                           Washington, D.C.  20549

                                  FORM 10-Q



(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended July  31, 1996.

( ) Transition Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
     For the transition period from         to        .
                                    -------    -------

Commission File No.: 0-27694
                    --------

                        SCB Computer Technology, Inc.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Tennessee                                   62-1201561
- ----------------------------------------    ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

      1365 W. Brierbrook Road
         Memphis, Tennessee                                  38138
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                901-754-6577
- --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
- --------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

As of September 11, 1996, 7,015,583 shares of the Registrant's common stock were outstanding.

                             Index to Form 10-Q

                        SCB Computer Technology, Inc.



                                                                                                 Page
                                                                                                Number
                                                                                                ------
Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - July 31, 1996 and April 30, 1996..........................  3

         Consolidated statements of income - Three months ended July 31, 1996 and July 31, 1995.......................................................................  4

         Consolidated statements of cash flows - Three months ended July 31, 1996 and July 31, 1995 ......................................................................  5

         Notes to consolidated financial statements..............................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  7


Part II.  Other Information

Item 1.  Legal Proceedings.......................................................................  9

Item 6.  Exhibits and Reports on Form 8-K .......................................................  9

Signature ....................................................................................... 10

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         SCB COMPUTER TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                 July 31, 1996       April 30, 1996
                                                                 -------------       --------------
                                                                  (Unaudited)
                                                     ASSETS
Current assets:
  Cash and cash equivalents
    Cash                                                           $ 1,555,254         $ 1,848,443
    Securities purchased under agreement to resell                  18,500,000          10,000,000
    Merrill Lynch Institutional Fund                                         -           7,410,270
                                                                   -----------         -----------
  Total cash and cash equivalents                                   20,055,254          19,258,713
  Accounts receivable:
    Trade                                                            6,413,518           6,201,969
    Related parties                                                      8,071               5,699
  Prepaid expenses                                                      59,728              27,791
  Deferred federal & state income tax                                  188,160             201,290
  Federal & state income taxes refundable                                2,370                   -
                                                                   -----------         -----------
          Total current assets                                      26,727,101          25,695,462

Fixed assets:
  Buildings                                                          1,348,293           1,348,293
  Furniture, fixtures, and equipment                                   797,314             636,452
  Accumulated depreciation                                            (368,707)           (333,464)
                                                                   -----------         -----------
                                                                     1,776,900           1,651,281
  Land                                                                 443,301             443,301
                                                                   -----------         -----------
                                                                     2,220,201           2,094,582
Other                                                                    8,491               8,491
                                                                   -----------         -----------
          Total assets                                             $28,955,793         $27,798,535
                                                                   ===========         ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                                           $   631,663         $   656,915
  Accrued & withheld payroll taxes,
    insurance, & payroll deductions                                     64,882             202,904
  Accrued vacation                                                     471,748             530,067
  Other accrued expenses                                               456,641             593,961
  Accrued federal and state income taxes                               673,645             123,207
                                                                   -----------         -----------
          Total current liabilities                                  2,298,579           2,107,054

Long-term liabilities:
  Deferred federal & state income taxes                                 22,800              22,800
                                                                   -----------         -----------
                                                                        22,800              22,800
                                                                   -----------         -----------
          Total liabilities                                          2,321,379           2,129,854
Shareholders' equity:
  Preferred stock, no par value-authorized
    1,000,000 shares, none issued                                            -                   -
  Common stock-20,000,000 shares of $.01
    par value authorized and 7,015,583
    shares issued and outstanding at
    July 31, 1996 and April 30, 1996                                    70,155              70,155
  Additional paid-in capital                                        22,516,279          22,516,279
  Retained earnings                                                  4,047,980           3,082,247
                                                                   -----------         -----------
          Total shareholders' equity                                26,634,414          25,668,681
                                                                   -----------         -----------
          Total liabilities & shareholders' equity                 $28,955,793         $27,798,535
                                                                   ===========         ===========

See notes to consolidated financial statements.

                        SCB COMPUTER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                         Three Months
                                                            Ended
                                                           July 31,
                                                     1996           1995
                                                  -----------    -----------
Revenue                                           $13,175,384    $10,713,047
Cost of services                                    9,397,393      7,533,782
                                                  -----------    -----------
Gross profit                                        3,777,991      3,179,265

Compensation-key executives                           250,000      1,354,510
Other selling, general and
  administrative expenses                           2,122,526      1,164,750
                                                  -----------    -----------
          Total operating expenses                  2,372,526      2,519,260
                                                  -----------    -----------
Income from operations                              1,405,465        660,005

Other income (expenses):
  Interest income                                     248,478            172
  Interest expense                                          -        (21,259)
  Other, net                                          (23,210)       (22,070)
                                                  -----------    -----------
          Total other income (expenses)               225,268        (43,157)
                                                  -----------    -----------
Income before income taxes                          1,630,733        616,848


Income tax expense                                    665,000        266,170

Net income                                        $   965,733    $   350,678
                                                  ===========    ===========

Net income per share                              $      0.14    $      0.06
                                                  ===========    ===========

Weighted average number of common
  and common equivalent shares
  outstanding                                       7,015,583      5,433,843
                                                  ===========    ===========


See notes to consolidated financial statements.

                        SCB COMPUTER TECHNOLOGY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          Three Months
                                                             Ended
                                                            July 31,
                                                 -----------------------------
                                                    1996               1995
                                                 -----------        ----------
Operating activities
Net income                                       $   965,733        $  350,678
Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
  Depreciation                                        35,243            22,526
  Deferred income taxes                               13,130            (8,520)
  (Increase) decrease in:
    Accounts receivable:
      Trade                                         (211,549)         (963,479)
      Related parties                                 (2,372)           (3,588)
    Prepaid expenses                                 (31,937)           65,520
    Federal & state income taxes refundable           (2,370)                -
    Other assets                                           -               161
  Increase (decrease) in:
    Accounts payable-trade                           (25,252)         (148,527)
    Accrued federal & state income taxes             550,438           252,510
    Accrued vacation                                 (58,319)           22,421
    Accrued compensation-key
      executives                                           -           584,500
    Other accrued expenses                          (137,320)         (451,809)
    Accrued & withheld payroll taxes,
      insurance, and payroll deductions             (138,022)          126,637
                                                 -----------        ----------
        Total adjustments                             (8,330)         (501,648)
                                                 -----------        ----------
Net cash provided (used) by operating
  activities                                         957,403          (150,970)

Investing activities
Purchases of fixed assets                           (160,862)          (30,205)

Financing activities
Net borrowings under line of credit                        -           125,000
Payments on long-term debt                                 -           (43,990)
                                                 -----------        ----------
Net cash provided by financing
  activities                                               -            81,010
                                                 -----------        ----------
Net increase(decrease) in cash & cash
  equivalents                                        796,541          (100,165)
Cash at beginning of period                       19,258,713           203,641
                                                 -----------        ----------
Cash at end of period                            $20,055,254        $  103,476
                                                 ===========        ==========
Supplemental disclosures of cash flow
  information:
  Interest paid                                  $       303        $   21,485
  Income taxes paid                              $   114,562        $   10,182


See notes to consolidated financial statements.

                         SCB COMPUTER TECHNOLOGY, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                                 July 31, 1996



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Securities and Exchange Commission.

NOTE B - CHANGE IN CAPITALIZATION

Effective December 21, 1995, the Company's Charter was amended to, among other things, increase the authorized shares of common stock from 1,000,000 to
20,000,000 and to authorize 1,000,000 shares of preferred stock.   In
connection with the Company's initial public offering (the "IPO") on February 14, 1996, the Board declared a 5.56-for-1 common stock split, resulting in the issuance of 4,418,220 additional shares of common stock. In connection with the stock split, $44,182 was reclassified from retained earnings to common stock. All share and per share amounts have been retroactively restated to reflect the stock split.

In February 1996, the Company completed the IPO, resulting in the issuance of 1,495,000 shares of common stock to the public.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue increased from $10.7 million for the quarter ended July 31,1995 to $13.2 million for the quarter ended July 31, 1996, an increase of approximately 23.0%. These increases were attributable primarily to services provided under two new outsourcing projects, the expansion of our client base, and an increase in consulting and professional staffing services provided to existing clients.

Gross profit increased from $3.2 million for the first quarter of fiscal 1996 to $3.8 million for the first quarter of fiscal 1997, an increase of approximately 19%. The increase was attributable primarily to the increase in revenue over the prior period. Gross profit margin for the quarter decreased from 29.7% to 28.7%.

Compensation for key executives decreased from $1,355,000 in the first three months of fiscal 1996 to $250,000 in the comparable period of fiscal 1997. This decrease resulted from the decrease in compensation of T. Scott Cobb, Chairman, and Ben C. Bryant, Jr., President and Chief Executive Officer, pursuant to employment contracts entered into in February 1996 and amended in July 1996.

Other selling, general and administrative expenses increased from $1.2 million for the first quarter of fiscal 1996 to $2.1 million for the first quarter of fiscal 1997, an increase of approximately 82.2%. As a percentage of revenue, other selling, general and administrative expenses increased from 10.9% in the fiscal 1996 first quarter to 16.11% in the fiscal 1997 first quarter. Selling and recruiting expenses, including salaries and travel, increased by approximately $390,000 during the three months ended July 31, 1996 as a result of an increase in the number of personnel employed in the sales and recruiting departments. Administrative expenses also increased with the addition of offices and personnel necessary to support SCB's growth. In addition, the Company incurred unanticipated expenses of $429,000 in the 1997 fiscal quarter, which expenses primarily related to legal and accounting fees incurred in connection with the government's investigation and the Company's internal review of billings under the TVA consulting contract.

Net income for the quarter ended July 31, 1996 increased 17.5% to $966,000, or $.14 per share, compared with net income of $351,000, or $.06 per share, for the quarter ended July 31, 1995.

Liquidity and Capital Resources

Cash flow has historically been the Company's primary source of liquidity. Cash flows from operations were ($151,000) for the three months ended July 31, 1995, as compared to $957,000 in the comparable period for 1996. The cash provided by operations increased during this period primarily because of increased profits and reduced financing requirements for accounts receivable.

The Company's working capital increased from $960,864 for the first quarter of fiscal 1996 to $24,428,522 for the first quarter of fiscal 1997, primarily because of the Company's initial public offering (the "IPO") in February 1996 and the receipt of $20.8 million in net proceeds. The Company's current ratio at July 31, 1996 was 11.6:1.

The Company's revolving credit facility (the "Revolver") of $1,500,000 expired according to its terms on August 1, 1996. The Company has not renewed the Revolver because the Company believes that cash flows from operations, together with the net proceeds from the IPO, will be sufficient to fund the Company's operating needs for at least the next twelve months. Although the Company is currently in preliminary discussion with several firms regarding potential acquisitions, presently there are no definitive agreements with such firms and no assurance can be made that any transaction currently being discussed will be consummated. Any such transactions may be financed through the use of cash, the issuance of securities (including Common Stock), or a combination of both.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On August 21, 1996, certain members of senior management of the Company received subpoenas from the Federal Grand Jury of the United States District Court for the Western District of Tennessee, apparently related to the government's continuing investigation into the TVA billing matter. The subpoenas request additional documents and the personal appearances of such officers before the Grand Jury on September 18, 1996. See "Item 3 Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 for additional information concerning this matter.

Item 6.  Exhibits and reports on Form 8-K

         (a)  See Index to Exhibits following the Signature page.

         (b) A Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on May 29, 1996, reporting the issuance of a press release relating to the Company's internal investigation of the Tennessee Valley Authority contract billing matter.

                                  Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SCB COMPUTER TECHNOLOGY, INC.



                                      By:     /s/ Gordon Bateman
                                          --------------------------------------

                                      Title:  Chief Financial Officer
                                             -----------------------------------

                                      Date:   September 12, 1996
                                             -----------------------------------

Index to Exhibits




Exhibit No.                              Description
- -----------            ----------------------------------------------

     11                Statement Re Computation of Per Share Earnings

     27                Financial Data Schedule (for the SEC use only)