Form 10-Q
period 1996-10-31
SCB COMPUTER TECHNOLOGY INC
filed 1996-12-16
CIK 1005268

                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q


/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended October 31, 1996.

/ /      Transition Report pursuant to Section 13 or 15(d) of Securities
         Exchange Act of 1934 For the transition period from        to       .
                                                             -------   ------
Commission File No.:0-27694
                   --------

                         SCB Computer Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                   62-1201561
----------------------------------          -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         1365 W. Brierbrook Road
             Memphis, Tennessee                           38138
----------------------------------------    -----------------------------------
(Address of principal executive offices)                (Zip Code)

                                 901-754-6577
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

As of December 12, 1996, 7,477,119 shares of the Registrant's common stock were outstanding.

                               Index to Form 10-Q

                         SCB Computer Technology, Inc.


                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
Part I. Financial Information
-----------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - October 31, 1996 and April 30, 1996  . . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated statements of income - Three months ended October 31, 1996 and October 31, 1995; six months ended October 31, 1996 and October 31, 1995 . . . . . . . . . . . . . . . . . 4

         Consolidated statements of cash flows - Six months ended October 31, 1996 and October 31, 1995.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Notes to consolidated financial statements.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . . 7-9


Part II.  Other Information
---------------------------

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .  9-10

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         SCB COMPUTER TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                October 31, 1996     April 30, 1996
                                                                ----------------     --------------
                                                                                       (Restated)
                                                     ASSETS
Current assets:
  Cash and cash equivalents
    Cash                                                           $    188,495        $ 1,990,745
    Commercial paper                                                 12,100,000                  0
    Variable rate demand notes                                        6,480,000                  0
    Securities purchased under agreement to resell                    1,570,820         10,000,000
    Merrill Lynch Institutional Fund                                          -          7,410,270
                                                                   ------------        -----------
  Total cash and cash equivalents                                    20,339,315         19,401,015
  Accounts receivable:
    Trade (net)                                                       8,379,264          7,386,273
    Related parties                                                      22,270             18,976
  Prepaid expenses                                                      132,083             27,791
  Inventory                                                               1,244                  -
  Deferred federal & state income tax                                   200,160            201,290
                                                                   ------------        -----------
          Total current assets                                       29,074,336         27,035,345

Fixed assets:
  Buildings                                                           1,348,293          1,348,293
  Furniture, fixtures, and equipment                                  1,297,712          1,005,895
  Accumulated depreciation                                             (679,517)          (583,578)
                                                                   ------------        -----------
                                                                      1,966,488          1,770,610
  Land                                                                  443,301            443,301
                                                                   ------------        -----------
                                                                      2,409,789          2,213,911
Other                                                                   152,601             22,481
                                                                   ------------        -----------
          Total assets                                             $ 31,636,726        $29,271,737
                                                                   ============        ===========

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                                           $    532,368        $   672,823
  Accrued & withheld payroll taxes,
    insurance, & payroll deductions                                     173,544            262,655
  Accrued vacation                                                      501,748            530,067
  Other accrued expenses                                                888,648            804,058
  Accrued federal and state income taxes                                289,148            123,207
                                                                   ------------        -----------
          Total current liabilities                                   2,385,456          2,392,810

  Deferred federal & state income taxes                                  82,761             82,761
                                                                   ------------        -----------

          Total liabilities                                           2,468,217          2,475,571
Shareholders' equity:
  Preferred stock, no par value-authorized
    1,000,000 shares, none issued                                             -                  -
  Common stock-20,000,000 shares of $.01
    par value authorized and 7,477,119
    shares issued and outstanding at
    October 31, 1996 and 7,015,583 shares
    issued and outstanding at April 30, 1996                             74,771             71,755
  Additional paid-in capital                                         23,834,147         23,642,164
  Retained earnings                                                   5,259,591          3,082,247
                                                                   ------------        -----------
          Total shareholders' equity                                 29,168,509         26,796,166
                                                                   ------------        -----------
          Total liabilities & shareholders' equity                 $ 31,636,726        $29,271,737
                                                                   ============        ===========


See notes to consolidated financial statements.

                         SCB COMPUTER TECHNOLOGY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                           Three Months              Six Months
                                                               Ended                   Ended
                                                           October 31,               October 31,
                                                       1996          1995          1996         1995
                                                   ------------  -----------   -----------   -----------
                                                    (Restated)    (Restated)    (Restated)    (Restated)
Revenue                                            $15,583,536   $14,110,318   $31,164,853   $26,799,967
Cost of services                                    11,242,601     9,867,189    22,305,142    18,679,526
                                                   -----------   -----------   -----------   -----------
Gross profit                                         4,340,935     4,243,129     8,859,711     8,120,441

Compensation-key executives                            150,000     1,354,510       400,000     2,709,020
Other selling, general and
  administrative expenses                            2,291,789     3,162,322     4,812,968     4,858,049
                                                   -----------   -----------   -----------   -----------
          Total operating expenses                   2,441,789     4,516,832     5,212,968     7,567,069
                                                   -----------   -----------   -----------   -----------
Income (loss) from operations                        1,899,146      (273,703)    3,646,743       553,372

Other income (expenses):
  Interest income                                      244,250           190       494,566           686
  Interest expense                                           -       (16,253)            -       (38,478)
  Other, net                                            (4,586)      (23,909)      (40,016)      (55,395)
                                                   -----------   -----------   -----------   -----------
          Total other income (expenses)                239,664       (39,972)      454,550       (93,187)
                                                   -----------   -----------   -----------   -----------
Income (loss) before income taxes                    2,138,810      (313,675)    4,101,293       460,185


Income tax expense (benefit)                           804,000      (203,307)    1,488,905        67,737
                                                   -----------   -----------   -----------   -----------
Net income (loss)                                  $ 1,334,810     ($110,368)  $ 2,612,388   $   392,448
                                                   ===========   ===========   ===========   ===========

Net income (loss) per share                        $      0.18        ($0.02)  $      0.35   $      0.07
                                                   ===========   ===========   ===========   ===========

Weighted average number of common
  and common equivalent shares
  outstanding                                        7,516,141     5,974,613     7,519,559     5,974,613
                                                   ===========   ===========   ===========   ===========


See notes to consolidated financial statements.

                         SCB COMPUTER TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Six Months
                                                                Ended
                                                              October 31,
                                                     ------------------------------
                                                         1996              1995
                                                     -----------        -----------
                                                      (Restated)        (Restated)
Operating activities
Net income                                           $ 2,612,388       $   392,448
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation                                            99,972            75,195
  Deferred income taxes                                    1,130           (20,240)
  Stock grant                                                  0         1,227,993
  (Increase) decrease in:
    Accounts receivable:
      Trade                                             (992,991)       (1,427,683)
      Related parties                                     (3,294)         (118,590)
    Prepaid expenses                                    (104,292)           66,474
    Federal & state income taxes refundable                    -          (780,968)
    Inventory                                             (1,244)                -
    Other assets                                        (130,120)             (640)
  Increase (decrease) in:
    Accounts payable-trade                              (140,455)          307,861
    Accrued federal & state income taxes                 165,941           (29,201)
    Accrued vacation                                     (28,319)           44,842
    Accrued compensation-key
      executives                                               -         1,169,000
    Other accrued expenses                                84,590          (552,117)
    Accrued & withheld payroll taxes,
      insurance, and payroll deductions                  (89,111)          127,396
                                                     -----------       -----------
        Total adjustments                             (1,138,193)           89,322
                                                     -----------       -----------
Net cash provided by operating
  activities                                           1,474,195           481,770

Investing activities
Purchases of fixed assets                               (295,850)          (99,532)

Financing activities
Cash dividends paid to Delta Software Systems, Inc.
  shareholders prior to merger                          (240,000)                -
Other                                                        (45)                -
Net borrowings under line of credit                            -           (91,000)
Payments on long-term debt                                     -          (255,851)
                                                     -----------       -----------
Net cash provided by financing
  activities                                            (240,045)         (346,851)
                                                     -----------       -----------
Net increase in cash & cash
  equivalents                                            938,300            35,387
Cash at beginning of period                           19,401,015           203,641
                                                     -----------       -----------
Cash at end of period                                $20,339,315       $   239,028
                                                     ===========       ===========
Supplemental disclosures of cash flow
  information:
  Interest paid                                      $         -       $    38,478
  Income taxes paid                                  $ 1,212,964       $   899,000


See notes to consolidated financial statements.

                         SCB COMPUTER TECHNOLOGY, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                                October 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Securities and Exchange Commission.

On September 26, 1996 the Company issued 461,536 shares of common stock in a merger of Delta Software Systems, Inc. ("Delta Software") with and into a wholly owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, these consolidated financial statements have been restated for all periods to include the results of operations and financial position of Delta Software. For purposes of earnings (loss) per share computations, the shares issued in the combination with Delta Software have been treated as outstanding for all periods.

The revenue and net income (loss) for each of the Company and Delta Software on a separate basis for the three and six month periods ended October 31, 1996 and 1995 are as follows:

                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                  OCTOBER 31                       OCTOBER 31
                             1996            1995              1996           1995
                          -----------     -----------       -----------    -----------
Revenue
-------
Company                   $13,476,007     $12,361,672       $26,651,391    $23,074,719
Delta Software              2,107,529       1,748,646         4,513,462      3,725,248
                          -----------     -----------       -----------    -----------
Combined                  $15,583,536     $14,110,318       $31,164,853    $26,799,967
                          ===========     ===========       ===========    ===========

Net income (loss)
-----------------
Company                   $ 1,121,337     $  (275,869)      $ 2,087,070    $    74,809
Delta Software                213,473         165,501           525,318        317,639
                          -----------     -----------       -----------    -----------
Combined                  $ 1,334,810     $  (110,368)      $ 2,612,388    $   392,468
                          ===========     ===========       ===========    ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 26, 1996 the Company issued 461,536 shares of common stock in a merger of Delta Software Systems, Inc. ("Delta Software") with and into a wholly owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements of the Company and the following discussion have been restated for all periods to include the financial condition and results of operations of Delta Software.

Results of Operations

Revenue increased from $14.1 million for the quarter ended October 31,1995 to $15.6 million for the quarter ended October 31, 1996, an increase of approximately 10.4%. Revenue increased from $26.8 million for the first six months of fiscal 1996 to $31.2 million for the comparable period of fiscal 1997, an increase of approximately 16.3%. These increases were attributable primarily to services provided under two new outsourcing projects, the expansion of our client base, and an increase in consulting and professional staffing services provided to existing clients.

Gross profit increased from $4.2 million for the second quarter of fiscal 1996 to $4.3 million for the second quarter of fiscal 1997, an increase of approximately 2.3%. Gross profit increased from $8.1 million in the fiscal 1996 six month period to $8.9 million in the comparable period of fiscal 1997, an increase of approximately 9.1%. The increase was attributable primarily to the increase in revenue over the prior period. Gross profit margin for the quarter decreased from 30.1% to 27.9%, primarily because of the (i) investment made during the quarter for the development of Year 2000 services, (ii) the costs associated with the development of a governmental budgeting and tracking software package for resale, and (iii) underutilization of certain technical staff in anticipation of new consulting agreements. Gross margin for the six month period decreased from 30.3% to 28.4%, primarily for the same reasons causing the quarterly decrease.

Compensation for key executives decreased from $1,355,000 in the second quarter of fiscal 1996 to $150,000 in the comparable period of fiscal 1997.
Compensation for key executives decreased from $2,709,000 in the fiscal 1996 six month period to $400,000 in the comparable period in fiscal 1997. This decrease resulted from the decrease in compensation of T. Scott Cobb, Chairman, and Ben
C. Bryant, Jr., President and Chief Executive Officer, pursuant to employment contracts effective as of February 14, 1996 in connection with the Company's initial public offering ("IPO").

Other selling, general and administrative expenses decreased from $3.2 million for the second quarter of fiscal 1996 to $2.3 million for the second quarter of fiscal 1997. This decrease was primarily attributable to the inclusion of stock bonuses of $1.2 million in selling, general and administrative expenses in the second quarter of fiscal 1996. In addition, the Company incurred unanticipated expenses of $259,000 in the 1997 fiscal quarter, which expenses primarily related to legal and accounting fees incurred in connection with the government's investigation and the Company's internal review of billings under the TVA consulting contract. The Company also incurred $118,000 of expenses in connection with its merger with Delta Software in the second quarter of fiscal 1997. Other selling, general and administrative expenses decreased from $4,858,000 in the fiscal 1996 six month period to $4,813,000 in the comparable period in fiscal 1997. The fiscal 1997 period included a charge of $688,000 for legal and accounting fees incurred in connection with the TVA matter, and $118,000 of expenses in connection with the merger with Delta Software.

Net income for the quarter ended October 31, 1996 increased to $1,335,000, or $.18 per share, compared with a loss of $110,000, or $.02 per share, for the quarter ended October 31, 1995. Net income for the six month period ended October 31, 1996 increased 566% to $2,612,000, or $.35 per share, compared with net income of $392,000, or $.07 per share, for the comparable period in the prior year.

Liquidity and Capital Resources

Cash flow has historically been the Company's primary source of liquidity. Cash flows from operations were $482,000 for the six months ended October 31, 1995, as compared to $1,474,000 in the comparable period for 1996. The cash provided by operations increased during this period primarily because of increased profits.

The Company's working capital increased from $2,768,000 for the second quarter of fiscal 1996 to $26,689,000 for the second quarter of fiscal 1997, primarily because of the IPO in February 1996 and the receipt of $20.8 million in net proceeds. The Company's current ratio at October 31, 1996 was 12.2:1.

The Company's revolving credit facility (the "Revolver") of $1,500,000 expired according to its terms on August 1, 1996. The Company has not renewed the Revolver because the Company believes that cash flows from operations, together with the net proceeds from the IPO, will be sufficient to fund the Company's operating needs for at least the next twelve months. Although the Company is currently in preliminary discussion with several firms regarding potential acquisitions, presently there are no definitive agreements with such firms, and no assurance can be made that any transaction currently being discussed will be consummated. Any such transactions may be financed through the use of cash, the issuance of securities (including Common Stock), or a combination of both.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may be deemed to contain certain forward-looking statements regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors, many of which are beyond the Company's control, including the Company's dependence on key clients; the Company's dependence on the availability of qualified IT employees; the Company's dependence on key management personnel; the Company's ability to sustain and manage growth; the timing and ultimate outcome of the governmental investigations of the Company and certain members of its management; competition; general economic conditions; and the like.


Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The government's investigation into the TVA billing matter is continuing. Additionally, subpoenas have been received seeking tax information, including a subpoena served on the Company's former auditor and tax accountant. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 for additional information.

ITEM 2.  CHANGES IN SECURITIES.

         On September 26, 1996, the Company issued 461,536 shares of Common Stock to the four former shareholders of Delta Software in connection with the merger of Delta Software with and into a wholly owned subsidiary of the Company. The issuances were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for a transaction not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 6, 1996 the Company held its 1996 Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors for a term of one year and until their successors are duly elected and qualified with the number of votes cast for or withheld as set forth opposite their names:

                                                                        Votes
                                                            ------------------------------------
                                                              For             Withhold Authority
                                                            ------------------------------------
         T. Scott Cobb                                      6,097,583                20,125

         Ben C. Bryant, Jr.                                 6,097,638                20,025

         Steve N. White                                     6,108,038                 9,625

         James E. Harwood                                   6,108,138                 9,525

         Joseph W. McLeary                                  6,108,138                 9,525


         The shareholders of the Company also voted on the ratification of the appointment of Ernst & Young LLP as the independent public accountants of the Company for fiscal 1997 with the following number of votes cast for, against or abstaining:

                                          Votes
         ------------------------------------------------------------------------
           For                           Against                        Abstain
         ------------------------------------------------------------------------
          6,113,638                      2,000                          2,025

Item 6.  Exhibits and reports on Form 8-K

         (a)     See Index to Exhibits following the Signature page.

         (b) A Current Report on Form 8-K was filed by the Company with the Securities and Exchange Commission on October 8, 1996 reporting the merger of Delta Software with a subsidiary of the Company, which report contained certain historical financial statements of Delta Software. A Form 8-K/A was filed with the SEC on December 4, 1996 amending the prior report to include pro forma combined financial information of the Company and Delta Software.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCB COMPUTER TECHNOLOGY, INC.

                                        By:      /s/ Gordon Bateman
                                           -----------------------------

                                        Title:   Chief Financial Officer
                                              --------------------------

                                        Date:    December 16 , 1996
                                              --------------------------

Index to Exhibits


Exhibit No.                                 Description
-----------                ----------------------------------------------

      11                   Statement Re Computation of Per Share Earnings

      27                   Financial Data Schedule (for the SEC use only)