Form 10-Q
period 1997-01-31
SCB COMPUTER TECHNOLOGY INC
filed 1997-03-14
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended January 31, 1997.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934. For the transition period from _______to ______.

Commission File No.:0-27694

                         SCB Computer Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                     62-1201561
----------------------------------      --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

   1365 W. Brierbrook Road
      Memphis, Tennessee                                  38138
----------------------------------      --------------------------------------
(Address of principal executive                        (Zip Code)
 offices)

                                  901-754-6577
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    --

As of March 11, 1997, 7,477,119 shares of the Registrant's common stock were outstanding.

                               Index to Form 10-Q

                          SCB Computer Technology, Inc.
                                                                          Page
                                                                          ----
Number
------
Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - January 31, 1997
         and April 30, 1996.................................................3

         Consolidated statements of income - Three months
         ended January 31, 1997 and January 31, 1996; nine
         months ended January 31, 1997 and January 31, 1996.................4

         Consolidated statements of cash flows - Nine months
         ended January 31, 1997 and January 31, 1996........................5

         Notes to consolidated financial statements.........................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................7-9


Part II.  Other Information

Item 1.  Legal Proceedings.................................................10

Item 6.  Exhibits and Reports on Form 8-K..................................10

Signature..................................................................11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          SCB COMPUTER TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      January 31, 1997     April 30, 1996
                                                      ----------------     --------------
                                                                             (Restated)
                                     ASSETS
Current assets:
  Cash and cash equivalents
    Cash                                                $    458,424       $  1,990,745
    Securities purchased under agreement to resell         1,600,000         10,000,000
    Marketable securities                                 18,580,000          7,410,270
                                                        ------------       ------------
  Total cash and cash equivalents                         20,638,424         19,401,015
  Accounts receivable:
    Trade (net)                                            8,832,328          7,386,273
    Related parties                                           19,574             18,976
  Prepaid expenses                                           182,362             27,791
  Inventory                                                    4,126               --
  Deferred federal & state income tax                        200,160            201,290
                                                        ------------       ------------
          Total current assets                            29,876,974         27,035,345

Fixed assets:
  Buildings                                                1,357,980          1,348,293
  Furniture, fixtures, and equipment                       1,481,685          1,005,895
  Accumulated depreciation                                  (744,583)          (583,578)
                                                        ------------       ------------
                                                           2,095,082          1,770,610
  Land                                                       444,670            443,301
                                                        ------------       ------------
                                                           2,539,752          2,213,911
Other                                                        297,328             22,481
                                                        ------------       ------------

          Total assets                                  $ 32,714,054       $ 29,271,737
                                                        ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                                $    565,657       $    672,823
  Accrued & withheld payroll taxes,
    insurance, & payroll deductions                          320,802            262,655
  Accrued vacation                                           465,490            530,067
  Other accrued expenses                                     798,532            804,058
  Accrued federal and state income taxes                     147,361            123,207
                                                        ------------       ------------
          Total current liabilities                        2,297,842          2,392,810

  Deferred federal & state income taxes                       82,761             82,761
                                                        ------------       ------------

          Total liabilities                                2,380,603          2,475,571
Shareholders' equity:
  Preferred stock, no par value-authorized
    1,000,000 shares, none issued                               --                 --
  Common stock-20,000,000 shares of $.01
    par value authorized and 7,477,119
    shares issued and outstanding at
    October 31, 1996 and 7,015,583 shares
    issued and outstanding at April 30, 1996                  74,771             71,755
  Additional paid-in capital                              23,834,147         23,642,164
  Retained earnings                                        6,424,533          3,082,247
                                                        ------------       ------------
          Total shareholders' equity                      30,333,451         26,796,166
                                                        ------------       ------------
          Total liabilities & shareholders' equity      $ 32,714,054       $ 29,271,737
                                                        ============       ============


See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months                      Nine Months
                                                                Ended                             Ended
                                                             January 31,                       January 31,
                                                        1997             1996             1997             1996
                                                   ------------     ------------     ------------     ------------
                                                                     (Restated)       (Restated)        (Restated)
Revenue                                            $ 15,491,395     $ 14,712,853     $ 46,656,248     $ 41,512,820
Cost of services                                     11,560,939       10,712,999       33,865,981       29,392,525
                                                   ------------     ------------     ------------     ------------
Gross profit                                          3,930,456        3,999,854       12,790,267       12,120,295

Compensation-key executives                             150,000          755,820          550,000        3,464,840
Other selling, general and
  administrative expenses                             2,120,514        2,140,473        6,933,482        6,998,522
                                                   ------------     ------------     ------------     ------------
          Total operating expenses                    2,270,514        2,896,293        7,483,482       10,463,362
                                                   ------------     ------------     ------------     ------------
Income from operations                                1,659,942        1,103,561        5,306,785        1,656,933

Other income (expenses):
  Interest income                                       265,264            1,686          759,830            2,372
  Interest expense                                           --          (23,393)            --            (56,871)
  Other, net                                            (34,664)         (67,033)         (74,680)        (127,428)
                                                   ------------     ------------     ------------     ------------
          Total other income (expenses)                 230,600          (88,740)         685,150         (181,927)
                                                   ------------     ------------     ------------     ------------
Income before income taxes                            1,890,542        1,014,821        5,991,935        1,475,006


Income tax expense                                      725,700          346,718        2,214,605          414,455
                                                   ------------     ------------     ------------     ------------

Net income                                         $  1,164,842     $    668,103     $  3,777,330     $  1,060,551
                                                   ============     ============     ============     ============


Net income per share                               $       0.16     $       0.11     $       0.50     $       0.18
                                                   ============     ============     ============     ============


Weighted average number of common
  and common equivalent shares
  outstanding                                         7,506,074        5,974,613        7,514,870        5,921,790
                                                   ============     ============     ============     ============


See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Nine Months
                                                                      Ended
                                                                   January 31,
                                                        --------------------------------
                                                           1997                 1996
                                                        ------------       -------------
                                                         (Restated)          (Restated)
OPERATING ACTIVITIES
Net income                                              $  3,777,330       $  1,060,551
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation                                               165,372            113,294
  Deferred income taxes                                        1,130              3,719
  Stock grant                                                   --            1,227,993
  (Increase) decrease in:
    Accounts receivable:
      Trade                                               (1,446,055)        (1,895,185)
      Related parties                                           (598)            25,822
    Prepaid expenses                                        (154,571)          (114,077)
    Federal & state income taxes refundable                     --             (487,354)
    Inventory                                                 (4,126)              --
    Other assets                                            (274,847)             6,259
  Increase (decrease) in:
    Accounts payable-trade                                  (107,166)           321,955
    Accrued federal & state income taxes                      24,154            (45,419)
    Accrued vacation                                         (64,577)            29,686
    Other accrued expenses                                    (5,526)          (303,103)
    Accrued & withheld payroll taxes,
      insurance, and payroll deductions                       58,147            386,371
                                                        ------------       ------------
        Total adjustments                                 (1,808,663)          (730,039)
                                                        ------------       ------------
Net cash provided by operating
  activities                                               1,968,667            330,512

INVESTING ACTIVITIES
Purchases of fixed assets                                   (491,213)          (143,324)

FINANCING ACTIVITIES
Cash dividends paid to Delta Software Systems, Inc.
  shareholders prior to merger                              (240,000)              --
Other                                                            (45)              --
Net borrowings under line of credit                             --              115,000
Payments on long-term debt                                      --             (255,851)
                                                        ------------       ------------
Net cash provided (used) by financing
  activities                                                (240,045)          (140,851)
                                                        ------------       ------------
Net increase in cash & cash
  equivalents                                              1,237,409             46,337
Cash at beginning of period                               19,401,015            203,641
                                                        ------------       ------------
Cash at end of period                                   $ 20,638,424       $    249,978
                                                        ============       ============

Supplemental disclosures of cash flow information:
  Interest paid                                         $       --         $     61,871
  Income taxes paid                                     $  2,189,321       $    955,377


See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                                January 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 filed with the Securities and Exchange Commission.

On September 26, 1996 the Company issued 461,536 shares of common stock in a merger of Delta Software Systems, Inc. ("Delta Software") with and into a wholly owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, these consolidated financial statements have been restated for all periods to include the results of operations and financial position of Delta Software. For purposes of earnings per share computations, the shares issued in the combination with Delta Software have been treated as outstanding for all periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 26, 1996 the Company issued 461,536 shares of common stock in a merger of Delta Software Systems, Inc. ("Delta Software") with and into a wholly owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, these consolidated financial statements of the Company and the following discussions have been restated for all periods to include the financial condition and results of operations of Delta Software.

Results of Operations

Revenue increased from $14.7 million for the quarter ended January 31,1996 to $15.5 million for the quarter ended January 31, 1997, an increase of approximately 5.3%. Revenue increased from $41.5 million for the first nine months of fiscal 1996 to $46.7 million for the comparable period of fiscal 1997, an increase of approximately 12.4%. These increases were attributable primarily to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, and an increase in equipment and software sales.

Gross profit decreased from $4.0 million for the third quarter of fiscal 1996 to $3.9 million for the third quarter of fiscal 1997, a decrease of approximately 1.7%. The decrease in the current quarter was primarily attributable to the Company's investment in the development of a Year 2000 suite of services and the timing of holidays in the quarter. Gross profit increased from $12.1 million in the fiscal 1996 nine month period to $12.8 million in the comparable period of fiscal 1997, an increase of approximately 5.5%. The increase in the nine months in fiscal 1997 was attributable primarily to the increase in revenue over the prior period. Gross profit margin for the quarter decreased from 27.2% to 25.4%, primarily because of the (i) investment made during the quarter for the development of Year 2000 services, (ii) the costs associated with the development of a governmental budgeting and tracking software package for resale, and (iii) underutilization of certain technical staff in anticipation of new consulting agreements. Gross margin for the nine month period decreased from 29.2% to 27.4%, primarily for the same reasons causing the quarterly decrease.

Compensation for key executives decreased from $755,820 in the third quarter of fiscal 1996 to $150,000 in the comparable period of fiscal 1997. Compensation for key executives decreased from $3,464,840 in the fiscal 1996 nine month period to $550,000 in the comparable period in fiscal 1997. This decrease resulted from the decrease in compensation of T. Scott Cobb, Chairman, and Ben
C. Bryant, Jr., President and Chief Executive Officer, pursuant to employment contracts effective as of February 14, 1996 in connection with the Company's initial public offering ("IPO").

Other selling, general and administrative expenses were $2.1 million in the third quarter of fiscal 1996 and fiscal 1997. Other selling, general and administrative expenses were $6,999,000 in the fiscal 1996 nine month period and $6,933,000 in the comparable period in fiscal 1997. The fiscal 1996 nine month period included a charge of $1.2 million for stock bonuses granted in the second quarter of fiscal 1996. As a percent of revenues, other selling, general and administrative expenses declined from 14.5% in the third quarter of fiscal 1996 to 13.7% for the third quarter of fiscal 1997.

Other selling, general and administrative expenses were 16.9% of revenue in the fiscal 1996 nine month period and 14.9% in the comparable period in fiscal 1997. The Company believes that other selling, general and administrative expenses will continue to decline as a percent of revenue.

Other selling, general and administrative expenses include $161,000 in expenses in the current quarter and $849,000 for the nine months in the current fiscal year relating to the government's continuing investigation of the Company's Tennessee Valley Authority billings. Also included in expenses for the nine month period in the current fiscal year were $118,000 in expenses in connection with the merger with Delta Software.

Net income for the quarter ended January 31, 1997 increased to $1,165,000, or $.16 per share, compared with $668,000, or $.11 per share, for the quarter ended January 31, 1996. Net income for the nine month period ended January 31, 1997 increased 256% to $3,777,000, or $.50 per share, compared with net income of $1,061,000, or $.18 per share, for the comparable period in the prior year.

Liquidity and Capital Resources

Cash flow has historically been the Company's primary source of liquidity. Cash flows from operations were $305,000 for the nine months ended January 31, 1996, as compared to $1,969,000 in the comparable period for 1997. The cash provided by operations increased during this period primarily because of increased profits.

The Company's working capital increased from $3,426,000 for the third quarter of fiscal 1996 to $27,579,000 for the third quarter of fiscal 1997, primarily because of the IPO in February 1996 and the receipt of $20.8 million in net proceeds. The Company's current ratio at January 31, 1997 was 13:1.

Effective February 28, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Technology Management Resources, Inc. ("TMRI"). A portion of the purchase price consisted of $8,500,000 in cash, $8,000,000 of which was paid to TMRI and $500,000 of which is being held in escrow to secure potential indemnification claims.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The government's investigation into the TVA billing matter is continuing and additional subpoenas were received by Company personnel during the quarter ended January 31, 1997. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996 and "Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, and October 31, 1996 for additional information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      See Index to Exhibits following the Signature page.

         (b) No Current Reports on Form 8-K were filed during the fiscal quarter ended January 31, 1997, except as previously reported.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCB COMPUTER TECHNOLOGY, INC.

                                    By:       /s/ Gordon Bateman
                                          -----------------------------------

                                    Title:   Chief Financial Officer
                                          -----------------------------------
                                    Date:    March 14, 1997
                                          -----------------------------------

Index to Exhibits


Exhibit No.                               Description
-----------              --------------------------------------------
    11                   Statement Re Computation of Per Share Earnings

    27                   Financial Data Schedule (for the SEC use only)