Form 10-K
period 1997-04-30
SCB COMPUTER TECHNOLOGY INC
filed 1997-07-29
CIK 1005268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1997         Commission file number: 0-27694

                          SCB COMPUTER TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

               Tennessee                                   62-1201561
             -------------                               -------------
       (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                 Identification Number)

       1365 West Brierbrook Road
       Memphis, Tennessee                                    38138
       ------------------------------                    -------------
       (Address of principal executive                   (Zip Code)
       offices)

       Registrant's telephone number, including area code: (901) 754-6577

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                     --------------------------------------
                                (Title of class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on July 22, 1997, was approximately $91,196,252. The market value calculation was determined using the closing sale price of the Registrant's common stock on July 22, 1997 ($24.50 per share), as reported on The Nasdaq Stock Market's National Market.

Shares of common stock, $.01 par value per share, outstanding on July 22, 1997, were 7,481,419.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K    Documents from which portions are incorporated by reference
-----------------    -----------------------------------------------------------

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders currently scheduled to be held on September 23, 1997, are incorporated by reference into Items 10, 11, and 12.

                          SCB COMPUTER TECHNOLOGY, INC.

                                     PART I

ITEM 1.      BUSINESS

GENERAL

             SCB Computer Technology, Inc. ("SCB" or the "Company") is an information technology ("IT") services company providing management and technical services primarily to state and local governments, public utilities, Fortune 500 companies, and other large organizations. The Company's services are delivered to clients operating information systems primarily in mainframe, client/server, and other network environments in one or more of the following five general categories: (i) consulting services, including advising clients on the acquisition and strategic utilization of IT systems, planning and designing new IT systems, and redesigning existing IT systems to increase their efficiency; (ii) outsourcing services, including using IT professionals employed and managed by SCB for network design and management, systems support and maintenance, programming and application software development, and data center management to utilize a client's IT resources more cost-effectively; (iii) professional staffing services, including providing skilled technical employees on an as-needed basis under the direction of a client's management to eliminate a client's need to recruit, hire, and train technical employees whose skills may not be needed between projects; (iv) telecommunications consulting, including ProWatchSM, a systems monitoring and management tool for voice and data communications networks; and (v) Year 2000 consulting, including Pro2000SM, a suite of services that address solutions to millennium transition.

             SCB was founded as a partnership in 1976 and incorporated under the laws of the State of Tennessee in 1984. The Company's principal executive offices are located at 1365 West Brierbrook Road, Memphis, Tennessee 38138, and its telephone number at that address is (901) 754- 6577. The Company can also be contacted at the following Internet address: http://www.scb- inc.com

ACQUISITIONS

             The Company's revenues have increased significantly over the last five fiscal years, from $21.8 million in fiscal 1992 to $64.0 million in fiscal 1997. Prior to the Company's initial public offering (the "IPO") in February 1996, a substantial majority of the Company's growth was attributable to developing and providing additional IT services to existing clients and obtaining new IT clients. Since the IPO, in addition to continuing to expand its services, expand existing client relationships, and add new clients, the Company has added revenues through the combination with or acquisition of other businesses. Since the IPO, the Company has engaged in the following significant combinations and acquisitions:

             Delta Software. On September 26, 1996, the Company effected a business combination with Delta Software Systems, Inc. ("Delta"), an information technology and consulting company and custom software programmer, pursuant to a merger of Delta with and into a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling of interests. As a result of the merger, all of the outstanding capital stock of Delta was converted into an aggregate of 461,536 shares of the Company's common stock. The Company's historical financial statements presented elsewhere herein have been restated to include the financial position and results of operations of Delta for periods prior to the merger.

             Technology Management Resources. On February 28, 1997, the Company acquired substantially all of the assets of Technology Management Resources, Inc. ("TMRI"), an information technology consulting company, in a transaction accounted for using the purchase method of accounting. Accordingly, the results of operations of TMRI have been included in the consolidated financial statements only since the date of acquisition. The purchase price for the assets included the assumption of certain liabilities (primarily accounts payable) and $8,500,000 in cash, of which $500,000 is being held in escrow to secure potential indemnification claims. In addition, up to $4,000,000 (payable in shares of the Company's common stock) may be paid to TMRI as additional purchase price based on growth in the acquired business's revenues and earnings in fiscal years ending April 30, 1998, 1999, and 2000.

             The Partners Group. Effective June 30, 1997, the Company acquired all of the outstanding capital stock of Partners Resources, Inc. ("PRI"), an information technology outsourcing company, and Partners Capital Group ("PCG" and, collectively with PRI, "The Partners Group"), a computer leasing company, in a transaction to be accounted for under the purchase method. The aggregate purchase price for the capital stock of the affiliated entities was $16,000,000 in cash, of which $1,600,000 is being held in escrow to secure potential indemnification claims. In addition, the shareholders of PRI are entitled to receive earnout consideration based on the net income of PRI for the fiscal year ending December 31, 1997.

SCB SERVICES

             Consulting Services

             The objective of SCB's consulting services engagements is to use proven techniques to assist clients in evaluating and redesigning IT operations to achieve improvements in IT cost, quality, and efficiency. SCB consultants frequently employ state-of-the-art information engineering methodologies and processes to assist clients in migrating from centralized, mainframe systems to open, client/server and other network architectures. Consulting services typically are designed to evaluate all phases of clients' projects, from front-end needs assessment surveys to detailed design and implementation of appropriate systems, and include:

             o performing an IT "wellness" test on a client's existing IT systems to determine whether the overall management information systems ("MIS") function is performing to optimum management and technical specifications;

             o developing an Information Strategy Plan ("ISP") that identifies a client's strategic organizational objectives, recommends an IT infrastructure, either firm-wide or by business unit, and establishes a time-line and prioritizes tasks for accomplishing the ISP;

             o forecasting a client's expected returns (or cost savings) on a particular technology investment;

             o creating IT project specifications that can be submitted for bids; and o designing and implementing hardware, networks, operating systems, and database infrastructures as well as integrating software applications with these infrastructures.

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

             The Company's outsourcing services are designed to support a wide range of legacy and client/server systems and include network design and management, systems support and maintenance, programming and application software development, client/server and other network maintenance, data center management, client staff training, and help desk services. Most of SCB's outsourcing services are provided at the client's business site. Under the general direction of the client, SCB assumes full and ongoing management and technical responsibility for the installation or operation of a client's systems on a long-term basis. Prior to The Partners Group acquisition in June 1997, SCB had not assumed asset ownership in connection with its outsourcing services. Future outsourcing services may involve substantial up-front expenditures to purchase IT systems equipment, hire personnel, and operate systems on behalf of the client.

             Outsourcing contracts tend to be for longer terms and tend to produce more revenue per contract than consulting services or professional staffing services contracts. Outsourcing services contracts are expressed in terms of fixed prices for defined services or hourly rates. In general, the Company determines its prices based on the salaries and overhead costs of professionals assigned to a project plus a margin designed to cover other expenses and provide a profit. The Company also provides outsourcing services on a fixed-price basis to some clients, when the Company has a well-defined understanding of the services to be delivered or extensive knowledge of the client's business.

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

             Year 2000 Compliance Consulting

             The Company's year 2000 compliance consulting services combine comprehensive analysis, design, development, implementation, and follow-up to assist clients in managing the year 2000 impact on application software, system software, and mainframe and desktop hardware. A substantial portion of the work provided by the Company involves the use of the Company's Pro 2000(sm), a suite of services designed to be a comprehensive solution for program planning and management, project planning, systems integration, project management and implementation, and quality assurance and control. The Company uses third-party suppliers of software tools for conversions, particularly in the mainframe applications. The Company also uses its ProVision 2000SM software to aid in "language specific" analysis of lines of code. The Company's fees for these types of services range from hourly billings to payments per lines of computer code.

             Telecommunications Consulting

             Primarily through the Company's ProNetworkSM, a systems monitoring and management tool for voice and data communications networks, SCB provides a comprehensive set of telecommunications and networking solutions for clients, based on SCB's experience and expertise in the following areas:

             o project management of large network-related projects;
             o development and implementation of Disaster Recovery Solutions;
             o network services (LAN/WAN, Design, Engineering);
             o implementation of Project Pilots and Tests Beds for integrated testing;
             o training;
             o help desk centers; and
             o remote network monitoring and management.

CLIENTS AND MARKETS

             The Company currently performs services for approximately 200 clients. SCB's clients represent a diverse group of public entities and private industries. Most of the Company's clients are large organizations for which the Company delivers services to a number of business units or agencies. SCB's state government clients include the Commonwealth of Kentucky, the State of Tennessee, the State of Alabama, and the Arkansas Department of Human Services. SCB's public utility clients include, among others, the Tennessee Valley Authority ("TVA"), Nashville Electric Service ("NES"), and Memphis Light, Gas & Water ("MLG&W"). The Company also performs services for a number of Fortune 500 companies, including AT&T, Eastman Chemical Company, Federal Express Corporation, and International Paper Company. Because of its diverse client base, the Company believes that it is not dependent on any single industry or market.

             For the fiscal year ended April 30, 1997, the Company's top five clients (in terms of revenue to the Company) accounted for approximately 49% of the Company's total revenue, and two clients each accounted for more than 10% of the Company's total revenue. Those clients and the percentages of total revenue attributable to such clients were as follows: Commonwealth of Kentucky - 14.3%; and Federal Express Corporation - 11.5%.

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

MARKETING AND SALES

             The Company markets it services through senior management and a sales staff of 20 persons. The Company currently has personnel located at sales offices in 16 cities. Relationships with SCB's larger clients and key government personnel are maintained and fostered by at least one of the Company's executive officers. The Company believes that its senior management's hands-on involvement with major clients is a significant competitive advantage.

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

EMPLOYEES AND RECRUITING

             The Company currently employs approximately 840 persons, consisting of approximately 750 technicians, 20 salespersons, 18 recruiters, 9 executives, and 43 other administrative personnel. The Company believes there is a continuing shortage in the industry for computer professionals, especially programmers and systems designers, and the Company competes for these persons with in-house MIS departments and other computer services firms. In order to attract and retain these highly sought employees, the Company has recently expanded its equity-based awards programs, primarily in the form of options to purchase SCB Common Stock, that are offered to such employees.

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

COMPETITION

             The Company believes its principal competitors, categorized according to the services performed, are as follows: (i) consulting services (including Year 2000 and telecommunications) SHL Systemhouse Inc., Stone & Webster, Inc., Andersen Consulting, and EDS; (ii) outsourcing services - IBM, EDS, Perot Systems Corporation, Computer Sciences Corporation, Computer Management Sciences, Inc., and Andersen Consulting; and (iii) professional staffing services Computer Task Group, Inc., IBM, Computer Horizons Corporation, Keane, Inc., and Metro Information Services, Inc.

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

EXECUTIVE OFFICERS

             The following is a list of the executive officers of the Company, including all positions and offices held with the Company:

Name                                Age              Position and Term
----                                ---              -----------------
T. Scott Cobb                       60               Mr. Cobb is a founder of the Company and has served
                                                     as Chairman of the Board since 1984.  From 1984
                                                     until June 1996, Mr. Cobb also served as President of
                                                     the Company.  Mr. Cobb was a partner in Seltmann,
                                                     Cobb & Bryant, the Company's predecessor, from its
                                                     formation in 1976.  Mr. Cobb is the father of Jeffrey
                                                     S. Cobb.

Ben C. Bryant, Jr.                  50               Mr. Bryant is a founder of the Company and has
                                                     served as Chief Executive Officer, Treasurer, and
                                                     Vice Chairman of the Board of the Company since
                                                     1984.  Mr. Bryant has also served as President of the
                                                     Company since June 1996.  Mr. Bryant was a partner
                                                     in Seltmann, Cobb & Bryant, the Company's
                                                     predecessor, from its formation in 1976.

Steve N. White                      50               Mr. White has served as Executive Vice President of
                                                     Development since June 1996 and as a Director since
                                                     December 1995.  Mr. White has also served in
                                                     varying capacities for the Company for more than 15
                                                     years, including as Chief Operating Officer from 1990
                                                     to 1996.

Gordon L. Bateman                   48               Mr. Bateman joined the Company as a controller in
                                                     1984 and has served as Secretary since June 1996, as
                                                     Executive Vice President of Finance and
                                                     Administration since December 1995, and as Chief
                                                     Financial Officer since 1988.  Mr. Bateman was also
                                                     a Senior Vice President of the Company from 1987 to
                                                     December 1995.

Name                                Age              Position and Term
Jeffrey S. Cobb                     35               Mr. Cobb has served as Executive Vice President of
                                                     Operations since December 1995.  Mr. Cobb
                                                     previously served as Senior Vice President of
                                                     Operations and Administration from 1992 to
                                                     December 1995, Director of Projects from 1990 to
                                                     1992, and Director of Recruiting from 1989 to 1990.
                                                     Mr. Cobb is the son of T. Scott Cobb.

Gary Ellis                          48               Mr. Ellis has served as Senior Vice President of
                                                     Outsourcing since 1990.  Mr. Ellis was a Project
                                                     Manager from 1987 to 1990, and held the position of
                                                     Senior Technical Specialist from 1983 to 1987.

Gary E. McCarter                    48               Mr. McCarter has served as Senior Vice President,
                                                     Finance and Administration since November 1996.
                                                     Mr. McCarter served as a consultant to the Company
                                                     from October 1995 until November 1996 as the owner
                                                     of McCarter & Associates, a business consulting
                                                     company, which he operated from 1986 to 1992 and
                                                     from 1993 to 1996.  From 1992 to 1993, Mr.
                                                     McCarter served as Vice President of Finance at
                                                     U.N.A. of Memphis, Inc., a home health care
                                                     company.

Steven H. Smith                     42               Mr. Smith has served as Senior Vice President of
                                                     Marketing since 1992.  Prior to such time, he served
                                                     as Vice President of Marketing from 1989 to 1992
                                                     and as account manager from 1986 to 1991.

ITEM 2.         PROPERTIES

                The Company owns its corporate headquarters buildings (aggregating approximately 13,200 square feet) and leases a building for its Emerging Technology Center (approximately 10,000 square feet) in Memphis, Tennessee, under a long-term lease expiring in May 2000 with a three year renewal option. The Company leases sales offices or has access to office facilities in Atlanta, Georgia; Baltimore, Maryland; Dallas, Texas; Frankfort, Kentucky; Indianapolis, Indiana; Jackson, Mississippi; Kansas City, Missouri; Little Rock, Arkansas; Long Island, New York; Montgomery, Alabama; Nashville, Tennessee; Phoenix, Arizona; Santa Fe, New Mexico; St. Louis, Missouri; and Omaha, Nebraska. The Nashville location is approximately 1,400 square feet. The other offices tend to be smaller than the Nashville office and are used primarily for sales and marketing purposes.

ITEM 3.         LEGAL PROCEEDINGS

                In May 1996, the Company was issued a subpoena by the Federal Grand Jury of the United States District Court for the Western District of Tennessee. Subsequent subpoenas have been issued to the Company and certain of its officers by the grand jury since May 1996. The Company has not been identified as the subject or target of the grand jury's investigation. The Company currently believes that the grand jury's investigation relates to the Company's billing practices under its consulting contract with the Tennessee Valley Authority, that was completed in February 1996, particularly the hourly billings and expenses of T. Scott Cobb, the Company's Chairman, and Steve N. White, the Company's Executive Vice President-Development. The subpoenas apparently relate to an audit of the Company's TVA billings being conducted by the Office of the Inspector General. Additionally, in July 1996, the Securities and Exchange Commission (the "SEC") notified the Company that the SEC is conducting an informal inquiry, which inquiry appears to be focused on the TVA billings and the impact thereof on the Company's financial statements. The Company has not had any contact with the SEC in this regard since the Company's response to the SEC's initial inquiry.

                An internal investigation by the Special Committee of the Board of Directors, which investigation was substantially completed in May 1996, identified possible misbillings of expenses under the TVA contract, primarily relating to mileage and per diem expenses submitted to TVA, and on May 31, 1996, the Company remitted approximately $40,000 to the TVA relating to the possible misbillings.

                Due to the prospective and continuing nature of the government's investigation, it is not possible presently to predict with any certainty when the investigation will be completed, its ultimate outcome, or the effect thereof on the Company's management, financial condition, or results of operations. The Company currently believes, however, that the ultimate outcome of the government's investigation will not have a long-term material adverse effect on the Company's management, financial condition, or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

                No matters were submitted to a vote of the shareholders during the fourth quarter ended April 30, 1997.

                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

                On February 14, 1996, the Company consummated the IPO of its Common Stock at a price per share of $15.50. The Company's Common Stock is traded on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "SCBI." As of July 22, 1997, there were 68 shareholders of record and, based on securities positions listings, approximately 1,700 beneficial owners of the Common Stock.

                The following table sets forth for the period indicated, the high and low closing sales prices of the Company's Common Stock as reported by the Nasdaq National Market:

                                                                   High                    Low
                                                              --------------         ---------------
1996
----
Fourth Fiscal Quarter
(from February 14, 1996).................................         $26.50               $15.50

1997
----
First Fiscal Quarter.....................................         $29.63               $14.44

Second Fiscal Quarter....................................         $21.50               $16.75

Third Fiscal Quarter.....................................         $20.25               $17.00

Fourth Fiscal Quarter....................................         $19.00               $16.00

                No cash dividends were declared or paid on the Common Stock during the fiscal years ended April 30, 1996 or April 30, 1997. The payment of cash dividends in the future will be at the Board of Directors' discretion and will depend on the Company's earnings, financial condition, capital needs, and other factors deemed pertinent by the Company's Board of Directors, including the limitations on the payment of dividends under state law and the Company's credit arrangements. It is the current intention of the Board of Directors not to pay cash dividends and to retain earnings, if any, to finance the operations and expansion of the Company's business.

                The terms of a Loan Agreement relating to a $16.0 million credit facility (the "Credit Facility"), by and between NationsBank of Tennessee, N.A. ("NationsBank"), the Company, and certain of its subsidiaries, limit the Company's ability to pay cash dividends to 25% of the Company's net income per fiscal year.

                On July 23, 1997, the Board of Directors of the Company declared a three-for-two stock split in the form of a 50% stock dividend, payable on September 3, 1997 to shareholders of record on August 20, 1997. The information included herein has not been adjusted to reflect such stock split.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)

                                                               Fiscal Year Ended April 30,
                                                1997         1996           1995            1994            1993
                                             ---------   -----------    -----------    -----------    -----------
INCOME STATEMENT DATA: ..................                 (restated)     (restated)     (restated)     (restated)
Revenue .................................   $   64,064   $    56,024    $    39,170    $    28,565    $    25,004
   Cost of services .....................       46,586        39,508         27,027         20,543         18,255
                                            ----------   -----------    -----------    -----------    -----------
Gross profit ............................       17,478        16,516         12,143          8,022          6,749
Compensation - key executives ...........          700         3,765          4,170          3,131          2,641
Other selling, general and administrative
   expenses .............................        9,417         9,580          5,472          4,838          3,649
                                            ----------   -----------    -----------    -----------    -----------
Income from operations ..................        7,360         3,170          2,501             53            459
   Other income (expense), net ..........          755           (27)          (146)            84            (30)
                                            ----------   -----------    -----------    -----------    -----------
Income before income taxes and
   cumulative effect of change in .......        8,116         3,143          2,355            137            429
   accounting principle
Provision for income taxes ..............        3,053         1,187            718            116            143
Cumulative effect of change in method of
   accounting for income taxes ..........         --            --             --              (36)          --
                                            ----------   -----------    -----------    -----------    -----------
Net income (loss) .......................   $    5,063   $     1,957    $     1,637    $       (15)   $       286
                                            ==========   ===========    ===========    ===========    ===========
Net income (loss) per share .............   $      .67   $       .31    $       .28           --      $       .04
                                            ==========   ===========    ===========    ===========    ===========
Net income (loss) .......................   $    5,063   $     1,957    $     1,637    $       (15)   $       286
Pro forma adjustment for income taxes ...          177           162            309           --               32
                                            ----------   -----------    -----------    -----------    -----------
Pro forma net income ....................   $    4,886   $     1,795    $     1,328    $       (15)   $       254
                                            ==========   ===========    ===========    ===========    ===========
Pro forma net income per share ..........   $      .65   $       .29    $       .23           --      $       .04
                                            ==========   ===========    ===========    ===========    ===========
Cash dividends declared per share .......         --            --      $     .0049    $     .0033    $     .0033
                                            ==========   ===========    ===========    ===========    ===========
Weighted average number of common
   and common equivalent shares
   outstanding ..........................    7,512,276     6,222,343      5,895,379      5,895,379      5,895,379
                                            ==========   ===========    ===========    ===========    ===========

                                                             AS OF APRIL 30,
                                            ---------------------------------------------------------------------

                                               1997          1996           1995            1994          1993
                                            ----------   -----------    -----------    -----------    -----------
                                                          (restated)     (restated)     (restated)     (restated)
BALANCE SHEET DATA:
Working capital..........................   $20,351      $24,643        $1,347         $1,189         $1,230
Total assets.............................    35,094       29,272         7,089          4,965          4,052
Long-term debt, less current portion.....        --           --           171            310            157
Total shareholders' equity...............    31,633       26,796         2,862          1,783          1,827

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company derives substantially all of its revenue from providing IT consulting, outsourcing, and professional staffing services. The increase in revenue from $25.0 million in fiscal 1993 to $64.1 million in fiscal 1997 is a function of two principal factors: (i) an increase in the volume of services provided (as measured by aggregate hours billed), and (ii) a shift in the mix of services provided from lower rate professional staffing services to higher rate consulting and outsourcing services. In general, revenue is recognized by the Company as services are performed. The Company's third fiscal quarter (ending January 31), in which the number of holidays and employee vacation days reduces the Company's employee billable hours, generally reflects lower revenue and profitability in comparison to the other three fiscal quarters.

         The Company has historically derived a significant portion of its revenue from a relatively limited number of clients. The Company currently performs services for approximately 200 clients, consisting of state and local governments, public utilities, Fortune 500 companies, and other large organizations. For the fiscal years ended April 30, 1997, 1996, and 1995, approximately 48%, 55%, and 60%, respectively, of the Company's revenue was attributable to governmental and quasi-governmental entities (such as public utilities), with the balance attributable to commercial enterprises.

         For the fiscal years ended April 30, 1997, 1996, and 1995, the Company's top five clients (in terms of revenue to the Company) accounted for approximately 49%, 57%, and 62% of the Company's revenue, respectively. From time to time the Company has substantial accounts receivable from its top five clients, but the Company has not experienced any significant payment problems from these clients. A material decrease in services provided to any of the largest clients of the Company could have a material adverse impact on the Company's operating results. In July 1997, the Company learned that its outsourcing contract with NES would terminate in accordance with its terms in November 1997 without renewal. For the fiscal year ended April 30, 1997, the NES contract accounted for approximately 8.4% of the Company's revenue. With the Company's anticipated growth in revenues and the redevelopment of employees dedicated to the NES contract, the Company believes that the termination of such contract will not have a material adverse effect on the Company's operating results.

         The Company's strategy has been to sustain growth in professional staffing revenue while simultaneously increasing the percentage of revenue contributed by consulting and outsourcing services. Generally, the Company charges its clients higher hourly rates for consulting and outsourcing services than for professional staffing services. The Company's marketing strategy emphasizes cross-selling all of its services to existing and potential clients. In addition to expanding existing client relationships, the Company has made a strategic determination to seek more high- value, premium-billing business, concentrating particularly on increasing its consulting, client/server, and other network engagements, as evidenced by the Company's recent commitment to expanding its Year 2000 and telecommunications consulting service offerings.

         The Company's growth in fiscal 1997 has been significantly affected by acquisition activity. In September 1996, the Company effected a business combination with Delta, an information technology consulting company and custom software programmer. In February 1997, the Company acquired substantially all of the assets of TMRI, an information technology consulting company. See "Item 1. Business -- Acquisitions." The Delta merger was accounted for as a pooling of interests and the Company's historical financial statements and management's discussion thereof have been restated to include the financial position and results of operations for Delta for periods prior to the merger. The TMRI transaction was accounted for as a purchase and goodwill of approximately $8.2 million will be amortized ratably over a thirty year period.

         With the addition of Delta and TMRI, the distinctions between the Company's previously identified lines of business, into consulting services, outsourcing services, and professional staffing services, have become less meaningful. Accordingly, revenue growth attributable to these lines of business, which has previously been provided, is no longer considered by the Company to be material to investors.

         Prior to the Delta merger, Delta had elected "S" Corporation status for federal income tax purposes. As a result of the merger, Delta's S Corporation status was terminated. Accordingly, certain pro forma information is presented in the Company's Consolidated Statements of Income as if Delta had been a "C" Corporation for tax purposes during the periods presented.

RESULTS OF OPERATIONS

         Comparison of Fiscal 1997 to Fiscal 1996

         Revenue increased from $56.0 million in fiscal 1996 to $64.0 million in fiscal 1997, an increase of 14%. This increase was primary attributable to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, and an increase in equipment and software sales resulting from the Delta acquisition.

         Gross profit increased from $16.5 million to $17.5 million, an increase of 6%. This increase was attributable primary to an increase in revenue. Gross profit margin decreased from 29.5% to 27.3% during the period. Cost of services consists of all costs directly attributable to SCB personnel assigned to various client engagements, including salaries, benefits, training, travel, and relocation. The decrease in the gross profit margin was primary attributable to
(i) investments made for the development of Year 2000 services, (ii) costs associated with the development of a governmental budgeting and tracking software package for resale, and (iii) underutilization of certain technical staff in the first part of the year in anticipation of the consulting agreement with AT&T, which began the final quarter of fiscal 1997.

         Historically, a significant portion of the Company's operating expenses has been attributable to the compensation of two key executives: T. Scott Cobb and Ben C. Bryant, Jr. In connection with the Company's IPO in February 1996, Messrs. Cobb and Bryant entered into employment agreements which reduced their salaries to $600,000 per year. The employment agreements were amended effective as of July 1, 1996 to reduce each executive's salary to $300,000 per year. The employment agreements, as amended, also provide for bonuses of $100,000 or $200,000 per year to each of Messrs. Cobb and Bryant in the event the Company exceeds 110% or 125%, respectively, of pre-tax earnings targets established by the Board of Directors at the beginning of each fiscal year. Compensation for key executives decreased from $3.8 million in 1996 (which included bonuses of $1.4 million) to $700,000 in 1997.

         Other selling, general, and administrative expenses decreased from $9.6 million in 1996 to $9.4 million in 1997. Other selling, general and administrative expenses for 1996 included a $1.2 million stock bonus granted to certain management personnel. The decrease in 1997 relating to the 1996 stock bonus was offset by the expansion of the Company's sales and recruiting efforts and the continuing development of training programs for these departments. As a percentage of total revenue, other selling, general, and administrative expenses decreased from 17.1% in 1996 to 14.7% in 1997.

         Interest income increased from $199,000 in fiscal 1996 to $938,000 in fiscal 1997, primarily as a result of the investment of the IPO proceeds.

         In May 1996, the Company was issued a subpoena by the Federal Grand Jury of the United States District Court for the Western District of Tennessee. Subsequent subpoenas have been issued to the Company and certain of its officers by the grand jury since May 1996. The Company has not been identified as a subject or target of the grand jury's investigation. The Company believes that the grand jury's investigation relates primarily to the Company's billing practices under its consulting contract with the Tennessee Valley Authority. An internal investigation by the Special Committee of the Company's Board of Directors, which investigation was substantially completed in May 1996, identified possible misbillings of expenses under the TVA contract, primarily relating to mileage and per diem expenses submitted to TVA, and on May 31, 1996, the Company remitted approximately $40,000 to the TVA relating to the possible misbillings. Due to the prospective and continuing nature of the government's investigation, it is not possible presently to predict with any certainty when the investigation will be completed, its ultimate outcome, or the effect thereof on the Company. The Company currently believes, however, that the ultimate outcome of the government's investigation will not have a long-term material adverse effect on the Company's management, financial condition, or results of operations. See "Item 3. Legal Proceedings."

         Comparison of Fiscal 1996 to Fiscal 1995

         Revenue increased from $39.2 million in fiscal 1995 to $56.0 million in fiscal 1996, an increase of 43.0%. This increase was primarily attributable to increased services provided under two outsourcing services contracts, and significant increases in professional staffing services provided to four of SCB's existing clients.

         Gross profit increased from $12.1 million to $16.5 million, an increase of 36.0%. This increase was attributable primarily to an increase in revenue. Gross profit margin decreased from 31.0% to 29.5% during the period.

         Other selling, general, and administrative expenses increased from $5.5 million in 1995 to $9.6 million in 1996, an increase of approximately 75%. This increase was primarily attributable to a $1.2 million stock bonus granted to certain management personnel in October 1995 as well as the expansion of the Company's sales and recruiting efforts and the development of training programs for these departments. As a percentage of total revenue, other selling, general, and administrative expenses increased from 14.0% in 1995 to 17.1% in 1996.

         Compensation for key executives decreased from $4.2 million in 1995 to $3.8 million in 1996.

         Comparison of Fiscal 1995 to Fiscal 1994

         Revenue increased from $28.6 million in fiscal 1994 to $39.2 million in fiscal 1995, an increase of approximately 37.1%. This increase was primarily attributable to a contract for consulting services that began in May 1994, and significant increases in professional staffing services provided to two of SCB's existing clients.

         Gross profit increased from $8.0 million to $12.1 million, an increase of approximately 51.4%. This increase was attributable primarily to an increase in revenue. Gross profit margin increased from 28.0% to 31.0% as a result of an increase in higher-margin consulting and outsourcing services revenue as a percentage of total revenue.

         Compensation for key executives increased from $3.1 million in 1994 to $4.2 million in 1995, which included bonuses of $550,000 in 1994 and $1.3 million in 1995.

         Other selling, general, and administrative expenses increased from $4.8 million in 1994 to $5.5 million in 1995, an increase of approximately 13.1%. This increase was primarily attributable to the Company's heightened commitment to expanding its sales and recruiting efforts as well as developing training programs for these departments. As a percentage of total revenue, other selling, general, and administrative expenses decreased from 16.9% in fiscal 1994 to 14.0% in fiscal 1995, as relatively fixed general and administrative costs were spread over a larger revenue base.

         In fiscal 1994, the Company recognized a $36,000 charge to reflect the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided by operating activities was approximately $1,945,000, $739,000, and $798,000 and for fiscal 1997, 1996, and
1995, respectively. The increase in cash flow in 1997 was primarily attributable to increased profits.

         The Company completed its IPO in February 1996. The net proceeds to the Company in the offering were $20.8 million, after deduction of underwriting commissions and other offering expenses. The proceeds from the offering were used primarily to repay $1.5 million in bank debt, the acquisition of TMRI, and for working capital purposes. Pending such uses, the proceeds were invested in highly liquid investments, including securities purchased under agreements to resell.

         The Company's working capital increased from $1.3 million in fiscal 1995 to $24.6 million in fiscal 1996, primarily as a result of the IPO. The Company's working capital decreased from $24.6 million in fiscal 1996 to $20.5 million in fiscal 1997, primarily as a result of the acquisition of the assets of TMRI for $8.5 million in cash. The acquisition of The Partners Group in June 1997 for $16.0 million in cash was funded with $6.0 million in cash on hand and borrowings under the Credit Facility.

         The Company's historical capital expenditures relate primarily to the acquisition of office buildings used as the Company's corporate headquarters. In fiscal 1997, a substantial portion of the Company's capital expenditures related to build-up and equipment purchases associated with its Emerging Technology Center in Memphis, Tennessee. The Company has budgeted approximately $1,000,000 for capital expenditures in fiscal 1998, the majority of which will be spent on completion of the Memphis Emerging Technology Center and leasehold improvements related to an Emerging Technology Center in Nashville, Tennessee.

         On July 10, 1997, the Company entered into the Credit Facility with NationsBank, which provides for borrowings of up to $16.0 million (assuming certain conditions are satisfied, including conditions imposed by NationsBank relating to the acquisition of The Partners Group). On July 10, 1997, the Company borrowed approximately $10.0 million under the Credit Facility in connection with the acquisition of The Partners Group. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on certain financial ratios. Certain of the Company's existing subsidiaries are co-borrowers under the Credit Facility and their stock is pledged to secure the indebtedness thereunder. In addition, each of PRI and PCG have executed guarantees in favor of NationsBank. All borrowings under the Credit Facility mature on August 1, 2000.

         The Company believes that cash flows from operations and borrowings under the Credit Facility will be sufficient to fund the Company's operating needs for at least the next twelve months. Other than the acquisitions described herein, the Company has no present acquisition agreements or arrangements. The Company may need to incur additional indebtedness or issue equity securities (including Common Stock), however, to fund future acquisitions.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K may be deemed to contain certain forward-looking statements regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors, many of which are beyond the Company's control, including the Company's dependence on key clients; the Company's dependence on the availability of qualified IT employees; the

Company's dependence on key management personnel; the Company's ability to sustain and manage growth; the Company's ability to integrate acquired businesses; the timing and ultimate outcome of the governmental investigations of the Company and certain members of its management; competition; general economic conditions; and the like.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                              PAGE OF
                                                                             FORM 10-K
                                                                             ---------
Report of Independent Auditors ..............................................   19

Consolidated Balance Sheets as of April 30, 1997 and 1996 ...................   20

Consolidated Statements of Income for each of the three
         years in the period ended April 30, 1997 ...........................   22

Consolidated Statements of Shareholders' Equity for each of
         the three years in the period ended April 30, 1997..................   23

Consolidated Statements of Cash Flows for each of the three
         years in the period ended April 30, 1997 ...........................   24

Notes to Consolidated Financial Statements ..................................   25

                         Report of Independent Auditors


Board of Directors
SCB Computer Technology, Inc.

We have audited the accompanying consolidated balance sheets of SCB Computer Technology, Inc. and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCB Computer Technology, Inc. and subsidiaries at April 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

                                                        /s/ Ernst & Young LLP

Memphis, Tennessee
June 9, 1997, except for
  Note 12, as to which the
  date is June 30, 1997

                        SCB Computer Technology, Inc.

                         Consolidated Balance Sheets

                                                                                  APRIL 30
                                                                          1997                1996
                                                                  -----------------------------------------
ASSETS                                                                                     (RESTATED)
Current assets:
   Cash and cash equivalents:
     Cash                                                           $       947,083      $    1,990,745
     Securities purchased under agreement to resell                         787,704          10,000,000
     Marketable securities                                               10,080,000           7,410,270
                                                                  -----------------------------------------
   Total cash and cash equivalents                                       11,814,787          19,401,015

   Accounts receivable:
     Trade, net of allowance for doubtful accounts of
       $21,289 in 1996 and $19,861 in 1997                               11,326,517           7,386,273
     Related parties                                                         12,018              18,976
     Other                                                                    8,402                   -
                                                                  -----------------------------------------
                                                                         11,346,937           7,405,249
   Prepaid expenses                                                         307,287              27,791
   Inventory                                                                 28,182                   -
   Deferred federal and state income tax                                    231,663             201,290
                                                                  -----------------------------------------
Total current assets                                                     23,728,856          27,035,345

Fixed assets:
   Buildings                                                              1,348,293           1,348,293
   Furniture, fixtures, and equipment                                     1,813,920           1,005,895
   Accumulated depreciation                                                (838,888)           (583,578)
                                                                  -----------------------------------------
                                                                          2,323,325           1,770,610
   Land                                                                     444,670             443,301
                                                                  -----------------------------------------
                                                                          2,767,995           2,213,911

Other assets:
   Goodwill                                                               8,150,782                   -
   Other                                                                    446,741              22,481
                                                                  ------------------------------------------
                                                                          8,597,523              22,481
                                                                  ==========================================
Total assets                                                        $    35,094,374         $29,271,737
                                                                  ==========================================



                                                                                 APRIL 30
                                                                         1997                1996
                                                                  -----------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                       (RESTATED)
Current liabilities:
   Accounts payable-trade                                            $    1,072,451     $       672,823
   Accrued and withheld payroll taxes, insurance, and
     payroll deductions                                                     299,859             262,655
   Accrued vacation                                                         660,763             530,067
   Other accrued expenses                                                 1,007,102             804,058
   Accrued federal and state income taxes                                   149,941             123,207
                                                                  ------------------------------------------
Total current liabilities                                                 3,190,116           2,392,810


   Deferred federal and state income taxes                                  270,761              82,761
                                                                  -------------------------------------------
Total liabilities                                                         3,460,877           2,475,571








SHAREHOLDERS' EQUITY:
   Preferred stock, no par value-authorized 1,000,000 shares,
     none issued                                                                  -                   -
   Common stock-20,000,000 shares of $.01 par value authorized and 7,478,044 shares issued and outstanding at April 30,
     1997 and 7,477,119 shares issued and outstanding at April
     30, 1996                                                                74,780              74,771
   Additional paid-in capital                                            23,849,583          23,835,254
   Retained earnings                                                      7,709,134           2,886,141
                                                                  -----------------------------------------
Total shareholders' equity                                               31,633,497          26,796,166
                                                                  -----------------------------------------
Total liabilities and shareholders' equity                           $   35,094,374     $    29,271,737
                                                                  =========================================

                                                                             21
See accompanying notes.

                          SCB Computer Technology, Inc.

                        Consolidated Statements of Income


                                                                        YEAR ENDED APRIL 30
                                                            1997                1996                1995
                                                     ------------------------------------------------------------
                                                                               (RESTATED)          (RESTATED)
Revenue                                                   $ 64,063,576      $   56,023,871      $   39,170,119
Cost of services                                            46,585,959          39,508,422          27,027,159
                                                     ------------------------------------------------------------
Gross profit                                                17,477,617          16,515,449          12,142,960

Compensation-key executives                                    700,000           3,764,840           4,170,000
Other selling, general and
    administrative expenses                                  9,417,297           9,580,223           5,472,175
                                                     ------------------------------------------------------------
Total operating expenses                                    10,117,297          13,345,063           9,642,175
                                                     ------------------------------------------------------------
Income from  operations                                      7,360,320           3,170,386           2,500,785

Other income (expenses):
Interest income                                                938,172             199,476              25,587
Interest expense                                                     -             (69,304)           (120,764)
Other, net                                                    (182,764)           (157,100)            (50,741)
                                                     ------------------------------------------------------------
Total other income (expenses)                                  755,408             (26,928)           (145,918)
                                                     ------------------------------------------------------------
Income before income taxes                                   8,115,728           3,143,458           2,354,867

Income tax expense:
Current                                                      2,895,063           1,215,434             751,504
Deferred (benefit)                                             157,627             (28,895)            (33,302)
                                                     ------------------------------------------------------------
Total income tax expense                                     3,052,690           1,186,539             718,202
                                                     ------------------------------------------------------------

Net income                                                $  5,063,038      $    1,956,919      $    1,636,665
                                                     ============================================================

Net income per share                                          $.67                  $.31               $.28
                                                     ============================================================

Net income                                                $  5,063,038      $    1,956,919      $    1,636,665

Pro forma adjustment for income taxes                          177,000             162,000             309,000
                                                     ------------------------------------------------------------

Pro forma net income                                      $  4,886,038      $    1,794,919      $    1,327,665
                                                     ============================================================

Pro forma net income per share                                 $.65                 $.29               $ .23
                                                     ============================================================

Weighted average number of common and common
   equivalent shares outstanding
                                                             7,512,276           6,222,343           5,895,379
                                                     ============================================================

See accompanying notes.

                        SCB Computer Technology, Inc.

               Consolidated Statements of Shareholders' Equity



                                          NUMBER                        ADDITIONAL                            TOTAL
                                            OF             COMMON        PAID-IN          RETAINED         SHAREHOLDERS'
                                          SHARES            STOCK        CAPITAL          EARNINGS            EQUITY
                                     --------------------------------------------------------------------------------------
Balance at May 1, 1994, as
   previously reported                    5,387,129        $53,871        $ 393,156    $     785,010         $ 1,232,037
Adjustment for pooling -of-
   interests                                461,536          4,616        1,318,975       (1,463,386)           (139,795)
                                     --------------------------------------------------------------------------------------

Balance at May 1, 1994, as
   restated                               5,848,665         58,487        1,712,131         (678,376)          1,092,242
   Cash dividends declared
   ($.0049 per share)                                                                        (29,067)            (29,067)
   Net income                                                                              1,636,665           1,636,665
                                     --------------------------------------------------------------------------------------

Balance at April 30, 1995, as
   restated                               5,848,665         58,487        1,712,131          929,222           2,699,840
   Issuance of Common Stock in
      connection with employees'
      Stock Grants                          125,948          1,259        1,226,734                            1,227,993
   Issuance of Common Stock in
      connection with Initial
      Public Offering                     1,495,000         14,950       20,801,464                           20,816,414
   Issuance of Common Stock in
      cancellation of stock
      appreciation right                      7,506             75           94,925                               95,000
   Net income                                                                              1,956,919           1,956,919
                                     --------------------------------------------------------------------------------------

Balance at April 30, 1996, as
   restated                               7,477,119         74,771       23,835,254        2,886,141          26,796,166
   Pre-merger dividends to
      former DSS owners                                                                     (240,000)           (240,000)
   Other                                                                                         (45)                (45)
   Issuance of Common Stock in
      connection with the
      exercise of employee stock
      options                                   925              9           14,329                               14,338
   Net Income                                                                              5,063,038           5,063,038
                                     --------------------------------------------------------------------------------------

Balance at April 30, 1997                 7,478,044        $74,780      $23,849,583    $   7,709,134         $31,633,497
                                     ======================================================================================

                                                                         23
See accompanying notes.

                          SCB Computer Technology, Inc.

                      Consolidated Statements of Cash Flows


                                                                               YEAR ENDED APRIL 30
                                                                      1997              1996              1995
                                                               --------------------------------------------------------
                                                                                   (RESTATED)         (RESTATED)
OPERATING ACTIVITIES
Net income                                                       $   5,063,038     $   1,956,919     $   1,636,665
Adjustments to reconcile net income to net cash
   by operating activities:
     Gain on sale of fixed assets                                         (500)                -                 -
     Provision for bad debts                                             4,680                 -                 -
     Depreciation                                                      255,643           146,272           114,620
     Amortization                                                       72,032                 -                 -
     Deferred income taxes                                             157,627           (28,895)          (33,302)
     Stock grant                                                             -         1,227,993                 -
     Issuance of common stock                                           14,338            95,000                 -
     (Increase) decrease in:
       Accounts receivable:
         Trade                                                      (3,100,208)       (2,609,794)       (1,884,407)
         Related parties                                                 6,958            14,048           (75,285)
       Other                                                            (8,402)                -                 -
       Prepaid expenses                                               (279,496)           64,827           (42,687)
       Inventory                                                       (28,182)                -            24,773
       Other assets                                                   (427,792)            4,546            (5,532)
     Increase (decrease) in:
       Accounts payable-trade                                          253,216            (7,932)          513,730
       Accrued federal and state income taxes                           26,734           103,421            28,703
       Accrued vacation                                                 83,295           116,976            81,945
       Other accrued expenses                                         (175,731)         (399,932)          861,601
       Accrued and withheld payroll taxes, insurance
         and accrued payroll deductions                                27,954            55,156          (422,543)
                                                              --------------------------------------------------------
Total adjustments                                                   (3,117,834)       (1,218,314)         (838,384)
                                                              --------------------------------------------------------
Net cash provided by operating activities                            1,945,204           738,605           798,281

INVESTING ACTIVITIES
Purchases of fixed assets                                             (792,187)         (687,727)         (609,049)
Sale of fixed assets                                                       800                 -                 -
                                                              --------------------------------------------------------
Net cash used by investing activities                                 (791,387)         (687,727)         (609,049)

FINANCING ACTIVITIES
Proceeds from initial public offering                                        -        20,816,414                 -
Purchase of Technology Management Resources Inc.                    (8,500,000)                -                 -
Net borrowings (repayments)  under line of credit                            -        (1,469,899)          165,000
Borrowings on long-term debt                                                 -                 -           325,000
Payments on long-term debt                                                   -          (170,952)         (529,500)
Payment of dividends                                                  (240,000)          (29,067)          (19,377)
Other                                                                      (45)                -                 -
                                                              --------------------------------------------------------
Net cash provided (used) by financing activities                    (8,740,045)       19,146,496           (58,877)
                                                              --------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (7,586,228)       19,197,374           130,355
Cash and cash equivalents at beginning of period                    19,401,015           203,641            73,286
                                                              --------------------------------------------------------
Cash and cash equivalents at end of period                      $   11,814,787    $   19,401,015     $     203,641
                                                              ========================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                   $            -    $       69,305     $     136,152
Income taxes paid                                                    2,805,293         1,124,849           692,546


See accompanying notes.

                          SCB Computer Technology, Inc.

                   Notes to Consolidated Financial Statements

                                 April 30, 1997



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of SCB Computer Technology, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

GENERAL

SCB Computer Technology, Inc. (the "Company" or "SCB") was incorporated on May 11, 1984 in the State of Tennessee. The Company is an information technology company which primarily provides management and technical services primarily to state and local governments, public utilities, Fortune 500 companies, and other large organizations.

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

     Furniture, fixtures and equipment               5-10 years
     Autos                                            3-6 years
     Buildings                                      31-39 years

                          SCB Computer Technology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Goodwill represents the excess of the cost of the business acquired using the purchase method of accounting over the fair value of the net identifiable assets at the date of acquisition and is being amortized using the straight line method over 30 years. Amortization expense related to goodwill was $68,500 for the year ended April 30, 1997.

The Company continually monitors events and changes in circumstances that could indicate the carrying amount of goodwill may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of goodwill may not be recoverable, the Company assesses the recoverability of goodwill by determining whether the carrying value of such intangible assets will be recovered through undiscounted expected future cash flows after related interest charges. Should the Company determine that the carrying values of specific intangible assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values.

REVENUE RECOGNITION

The Company recognizes revenues as professional services are performed.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for

                        SCB Computer Technology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and securities purchased under agreement to resell. The Company continually evaluates the credit worthiness of its customers' financial positions and monitors accounts on a periodic basis, but typically does not require collateral related to trade receivables. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. Credit losses have been immaterial and have consistently been within management's expectations.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET INCOME PER SHARE

Net income per common and common equivalent share is based on the weighted-average number of common and common equivalent shares outstanding during 1997, 1996 and 1995. The incremental shares attributable to cheap stock have been included in 1996 and 1995.

PRO FORMA PROVISION FOR INCOME TAXES

During fiscal year 1997, the Company acquired Delta Software Services, Inc. ("DSS") in a merger transaction accounted for as a pooling-of-interests. Prior to the merger, DSS had elected "S" Corporation status for income tax purposes. As a result of the merger, DSS terminated its "S" Corporation election. Pro forma provision for income taxes, presents the combined pro forma tax expense of DSS as if it had been a "C" Corporation during the periods presented.

                        SCB Computer Technology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRO FORMA NET INCOME PER COMMON SHARE

Pro forma net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the dilutive effect of the assumed exercise of certain outstanding stock options. Fully diluted pro forma net income per common share is not presented as it is not materially different from primary pro forma net income per share or it is antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair values of these instruments at April 30, 1997 and 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 128, Earnings Per Share, and No. 129, Disclosure of Information about Capital Structure. Statement 128 simplifies the calculation of earnings per share (EPS) and makes it comparable to international EPS standards. Statement 128 is effective for both interim and annual periods ending after December 15, 1997. Statement 129 is effective for financial statements for periods ending after December 15, 1997. Statement 129, which is applicable to all companies, consolidates the existing guidance relating to a company's capital structure. The Company does not believe that the adoption of these statements will have a material effect on its consolidated financial position or results of operations.

                        SCB Computer Technology, Inc.

2.    BUSINESS COMBINATIONS

In February 1997, the Company acquired substantially all of the assets of Technology Management Resources, Inc. ("TMR"), a Company in substantially the same business as the Company, which was accounted for using the purchase method of accounting. The consideration paid by the Company related to this acquisition was $8,500,000 of which $500,000 is to be held in escrow for certain contingencies in accordance with the acquisition agreement. The total purchase price of $8,500,000 has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. In addition to the initial purchase price of $8,500,000, the Company is required to pay up to $4,000,000 in its common stock over a three year period to the former TMR shareholders if certain levels of TMR revenue and net income are attained during fiscal years 1998, 1999 and 2000. Any amounts paid under this contingent payment agreement will be recorded as additional goodwill at time of payment. The operating results of TMR are included in the Company's consolidated statements of operations from March 1, 1997 to April 30, 1997. The pro forma impact of the TMR acquisition as if the transaction had occurred on May 1, 1996 and 1995, respectively, is as follows:

                                                  YEAR ENDED APRIL 30
                                               1997              1996
Pro forma                                  ----------------------------------
---------                                  (in thousands, except per share data)

Revenue                                        $67,694          $59,277
Net income, including pro forma
   adjustment for income taxes                 $ 5,578          $ 2,252
Net income per share, including pro forma
   adjustment for income taxes                   $.74             $.36

The Company also acquired Delta Software Services, Inc. ("DSS"), a Company in substantially the same business as the Company, in September 1996. The acquisition was accounted for using the pooling-of-interests method of accounting. The Company exchanged 461,536 shares of its common stock for all the outstanding stock of DSS.

In accordance with the pooling-of-interests method of accounting, no adjustment has been made to the historical carrying amount of assets and liabilities of DSS. The accompanying consolidated financial statements have been restated to include the financial position and operating results of DSS for all periods prior to the merger.

                        SCB Computer Technology, Inc.

2.    BUSINESS COMBINATIONS (CONTINUED)

A reconciliation of revenue, pro forma net income and pro forma net income per common share of the Company, as previously reported, DSS, and combined, including the pro forma tax provision for DSS, is as follows:

                                              1996                1995
                                           ------------------------------------
                                           (in thousands, except per share data)
Revenue:
   SCB as previously reported                $48,710            $33,355
   DSS                                         7,314              5,815
                                           -------------------------------------
     Combined                                $56,024            $39,170
                                           =====================================
Pro forma net income:
     SCB, as previously reported             $ 1,502            $   824
     DSS                                         455                813
Pro forma provision for DSS income taxes        (162)              (309)
                                           -------------------------------------
     Combined                                $ 1,795            $ 1,328
                                           =====================================

Pro forma net income per share:
     SCB, as previously reported             $   .26            $   .15
                                           =====================================
     Combined                                $   .29            $   .23
                                           =====================================


3. ACCOUNTS RECEIVABLE-TRADE

Accounts receivable-trade includes unbilled receivables of $499,636 and $308,035 as of April 30, 1997 and 1996, respectively.

4. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan with an employee stock ownership plan
(ESOP) provision for full-time employees age 21 and over. Contributions are made at the discretion of the Board of Directors. The Company did not contribute to the plan for the years ended April 30, 1997, 1996 and 1995, but paid administrative expenses associated with the plan of $6,660, $5,980 and $5,655 in such years.

The Company also provides a qualified 401(k) profit sharing plan for full-time employees age 21 or over, and who have been with the Company for ninety days by April 30. Contributions by the Company are at the discretion of the Board of Directors. Contributions were $93,413, $32,916 and $23,500 for the years ended April 30, 1997, 1996 and 1995, respectively.

                        SCB Computer Technology, Inc.

5. EMPLOYMENT AGREEMENTS

Effective upon consummation of the initial public offering in February 1996, the Company entered into employment agreements with the two majority shareholders for a term of three years expiring April 30, 1999. These agreements provide for a base salary of $600,000 each for the initial year and increases 10% on May 1, 1997 and May 1, 1998. In the event the Company exceeds 110% to 125% of projected pre-tax earnings targeted by the Board of Directors, bonuses of up to $200,000 each per year would be earned. During fiscal 1997, the employment agreements were amended to reduce the amount of base salary to $300,000 each.

6. LEASES

Total rent expense for the years ended April 30, 1997, 1996 and 1995 was $258,348, $364,763 and $292,704 respectively. The Company leases certain office facilities and vehicles under terms of noncancelable operating lease agreements which expire at various dates through 2001.

Total future annual lease requirements are as follows:


                  1998                              $  418,243
                  1999                                 314,131
                  2000                                 233,965
                  2001                                  15,000
                                                    ----------
                                                    $  981,339
                                                    ==========

7. SIGNIFICANT CUSTOMERS

The Company earns a significant portion of its revenue from its top five customers. Revenues earned from its top five customers (each representing greater than 5% of revenues) totaled 49%, 57% and 62% for the years ended April 30, 1997, 1996 and 1995, respectively.

At April 30, 1997 and 1996 accounts receivable from these significant customers were $3,232,070 and $3,495,477 respectively.

                        SCB Computer Technology, Inc.

8. FEDERAL AND STATE INCOME TAXES

Significant components of the provision for income taxes are as follows:

                                                                           YEAR ENDED APRIL 30
                                                             1997                 1996                    1995
                                                     ----------------------------------------------------------------
                                                                                (RESTATED)            (RESTATED)
     Federal:
         Current                                          $2,439,146            $1,026,164              $626,081
         Deferred                                            141,035               (24,500)              (28,044)
                                                     ----------------------------------------------------------------
                                                           2,580,181             1,001,664               598,037
     State:
         Current                                             455,917               189,270               125,423
         Deferred                                             16,592                (4,395)               (5,258)
                                                     ----------------------------------------------------------------
                                                             472,509               184,875               120,165
                                                     ----------------------------------------------------------------
     Total                                                $3,052,690            $1,186,539              $718,202
                                                     ================================================================

Deferred tax liabilities and assets are comprised of the following:

                                                                               APRIL 30
                                                                         1997             1996
                                                                   ----------------------------------
    Deferred tax liability:                                                            (RESTATED)
       Depreciation expense                                             $ 22,800         $ 22,800
       Basis difference in assets                                        188,000                -
       Other                                                              59,961           59,961
                                                                   ----------------------------------
    Total deferred tax liability                                         270,761           82,761
    Deferred tax assets:
       Vacation expense                                                  231,663          201,290
                                                                   ----------------------------------
    Total deferred tax assets                                            231,663          201,290
                                                                   ----------------------------------
    Net deferred tax assets (liabilities)                               $(39,098)        $118,529
                                                                   ==================================


                        SCB Computer Technology, Inc.

8. FEDERAL AND STATE INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:


                                                             YEARS ENDED APRIL 30
                                         1997                           1996                         1995
                                AMOUNT          PERCENT          AMOUNT        PERCENT        AMOUNT       PERCENT
                          -------------------------------------------------------------------------------------------
                                                               (RESTATED)   (RESTATED)     (RESTATED)    (RESTATED)

Tax at U.S. statutory
rates                       $  2,759,348           34.0%      $   1,068,776      34.0%     $  800,655        34.0%
State income taxes net of
   federal tax benefit           311,856            3.8             122,018       3.9          79,309         3.4
Non-taxable   income   of
   company   acquired  in
   pooling                             -              -            (180,963)      5.8        (309,339)      (13.1)
Other-net                        (18,514)          (0.2)            176,708       5.6         147,577         6.2
                          ===========================================================================================
                            $  3,052,690           37.6%      $   1,186,539      37.7%     $  718,202        30.5%
                          ===========================================================================================


9. SHAREHOLDERS' EQUITY

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

                        SCB Computer Technology, Inc.

10. 1995 STOCK INCENTIVE PLAN

The 1995 Stock Incentive Plan provides for the granting of incentive stock options or non-qualified options to employees and to the Company's non-employee directors to purchase shares of the Company's common stock. The options generally become exercisable on a schedule established by the Board's Corporation Committee and generally expire ten years from the date of grant. Under the Plan, 600,000 shares of common stock have been reserved for distribution. The Plan also provides for grants of stock appreciation rights and restricted stock. The following amounts reflect the effect of all stock dividends and splits declared through April 30, 1997:


                                          FISCAL YEAR END 1997                 FISCAL YEAR END 1996
                                    ----------------------------------------------------------------------
                                                        Weighted                           Weighted
                                                    average exercise                   average exercise
                                        OPTIONS           price             Options          price
                                    ----------------------------------  ----------------------------------
Outstanding May 1                         199,200        $15.50                   -              -
Granted                                   186,500        $16.89             209,300         $15.50
Exercised                                    (925)       $15.50                   -              -
Cancelled                                 (20,425)       $15.98             (10,100)        $15.50
----------------------------------------------------------------------  ----------------------------------
Outstanding April 30                      364,350        $16.19             199,200         $15.50
----------------------------------------------------------------------  ----------------------------------

Exercisable at year end                   122,125        $16.24                   -              -
Weighted average fair value of
  options granted during the year                        $ 8.57                             $ 7.56

Exercise prices for options outstanding as of April 30, 1997, ranged from $15.50 to $18.50. The weighted average remaining contractual life of those options is approximately nine years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" (APB No. 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                        SCB Computer Technology, Inc.

10. 1995 STOCK INCENTIVE PLAN (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: risk-free interest rate of 6.56 percent and 5.14 percent; no dividend yield; volatility factors of the expected market price of the Company's common stock of .487; and a weighted average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information follows:


                                                                       1997                  1996
                                                               --------------------------------------------
Pro forma net income:
As reported-including pro forma
   for income taxes                                                   $4,886,038           $1,794,919
Pro forma-for SFAS No. 123                                             4,341,195            1,734,941
Pro forma earnings per share:
As reported-including pro forma
   for income taxes                                                       $.65                  $.29
Pro forma-for SFAS No. 123                                                $.58                  $.28


                        SCB Computer Technology, Inc.

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

Additionally, on July 3, 1996, the Securities and Exchange Commission notified the Company that it is conducting an informal inquiry, which appears to be focused on the TVA billings and the impact thereof on the Company's financial statements.

An internal investigation by the Special Committee of the Board of Directors, has identified possible misbillings of expenses under the TVA contract, primarily relating to mileage and per diem expenses submitted to TVA. On May 31, 1996, the Company remitted $39,759 to the TVA relating to the possible misbillings.

Due to the ongoing and prospective nature of the above-mentioned investigations, it is not possible presently to predict with any certainty when the investigations will be completed, their ultimate outcome, or the effect thereof on the Company's financial condition or results of operations.

12. SUBSEQUENT EVENT

Effective June 30, 1997, the Company acquired all the outstanding capital stock of Partners Resources, Inc. (PRI); an information technology outsourcing company and Partners Capital Group, Inc. (PCG); a computer leasing company, which were accounted for using the purchase method of accounting. The cash consideration paid for these entities was $16,000,000 of which $1,600,000 is being held in escrow for certain contingencies in accordance with the acquisition agreements. The Company may be required to pay as additional purchase price an amount equal to 14 times PRI's net income for the calendar year ended December 31, 1997 calculated in accordance with the acquisition agreement. In connection with the acquisitions, the Company entered into a revolving term loan facility with a bank providing for borrowings up to $16,000,000 maturing August 1, 2000.

                        SCB Computer Technology, Inc.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                        JULY 31          OCTOBER 31        JANUARY 31          APRIL 30
QUARTER ENDED:                            1996              1996              1997               1997
                                   --------------------------------------------------------------------------
                                         (RESTATED)
Revenue                               $  15,581,317    $  15,583,536      $  15,491,395     $ 17,474,680
Cost of services                         11,062,541       11,242,601         11,560,839       12,787,330
Gross profit                              4,518,776        4,340,935          3,930,556        4,687,350
Selling, general and
   administrative expenses                2,771,179        2,441,789          2,270,514        2,633,815
Income from operations                    1,747,597        1,899,146          1,660,042        2,053,535
Other income                                214,886          239,664            230,600           70,258
Income before taxes                       1,962,483        2,138,810          1,890,642        2,123,793
Income tax expense                          684,905          804,000            725,700          838,085
Net income                            $   1,277,578    $   1,334,810      $   1,164,942     $  1,285,708
                                   ==========================================================================
Net income per share                         $.18             $.18               $.16             $.17
                                   ==========================================================================

Net income                            $   1,277,578    $   1,334,810     $    1,164,942     $  1,285,708
Pro forma tax expense
   adjustment                               113,000           64,000                  -                -
                                   --------------------------------------------------------------------------
Pro forma net income                  $   1,164,578    $   1,270,810     $    1,164,942     $  1,285,708
                                   ==========================================================================
Pro forma net income
   per share                                 $.17             $.17               $.16             $.17
                                   ==========================================================================

                                        JULY 31           OCTOBER 31        JANUARY 31             APRIL 30
QUARTER ENDED:                            1995               1995               1996                 1996
                                   ---------------------------------------------------------------------------
                                         (RESTATED)        (RESTATED)          (RESTATED)        (RESTATED)

Revenue                               $  12,689,649     $ 14,110,318     $   14,712,853     $ 14,511,051
Cost of services                          8,812,337        9,867,189         10,712,999       10,115,897
Gross profit                              3,877,312        4,243,129          3,999,854        4,395,154
Selling, general and
   administrative expenses                3,050,237        4,516,832          2,896,293        2,881,701
Income (loss) from
   operations                               827,075         (273,703)         1,103,561        1,513,453
Other (expense) income                      (53,215)         (39,972)           (88,740)         154,999
Income (loss) before taxes                  773,860         (313,675)         1,014,821        1,668,452
Income tax expense (benefit)                271,044         (203,307)           346,718          772,084
Net income (loss)                     $     502,816    $    (110,368)     $     668,103     $    896,368
                                   ==========================================================================
Net income (loss) share                      $.09             $(.02)             $.11             $.12
                                   ==========================================================================

Net income (loss)                     $     502,816    $    (110,368)     $     668,103     $    896,368
Pro forma tax expense
   adjustment                                53,000           58,000             58,000                -
                                   --------------------------------------------------------------------------
Pro forma net income (loss)           $     449,816    $    (168,368)     $     610,103     $    896,368
                                   ==========================================================================
Pro forma net income (loss)
   per share                                 $.08             $(.03)             $.10             $.12
                                   ==========================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders currently scheduled to be held on September 23, 1997 contains under the caption "Proposal One: Election of Directors" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I (Item 1.) of this Form 10-K under the caption "Business-Executive Officers."

ITEM 11.         EXECUTIVE COMPENSATION

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders currently scheduled to be held on September 23, 1997 contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders currently scheduled to be held on September 23, 1997 contains under the caption "Security Ownership of Certain Beneficial Owners and Management" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.      Financial Statements: See Item 8.

         2.      Financial Statement Schedules: Not applicable.

         3.      Exhibits:

                  (a)      See Exhibit Index following signatures.


                  (b) During the fiscal quarter ended April 30, 1997, the Company filed a Current Report on Form 8-K dated March 14, 1997, in connection with the acquisition of substantially all of the assets of Technology Management Resources, Inc., as amended by a Current Report on Form 8-K/A dated May 14, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Memphis, Tennessee, on July 15, 1997.

                                               SCB COMPUTER TECHNOLOGY, INC.

                                               By:   /s/ Ben C. Bryant, Jr.
                                                  -----------------------------
                                                  Ben C. Bryant, Jr., President
                                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                          TITLE                                 DATE
                     ---------                                          -----                                 ----
/s/ T. Scott Cobb                                  Chairman of the Board of Directors                    July 15, 1997
-----------------------------------
T. Scott Cobb

/s/ Ben C. Bryant, Jr.                             Chief Executive Officer, President,                   July 15, 1997
----------------------------------
Ben C. Bryant, Jr.                                 and Vice Chairman of the Board of
                                                   Directors,  (Principal Executive
                                                   Officer)

/s/ Steve N. White                                 Director                                              July 15, 1997
-----------------------------------
Steve N. White

/s/ Gordon L. Bateman                              Chief Financial Officer (Principal                    July 15, 1997
Gordon L. Bateman                                  Financial and Accounting Officer)

/s/ James E. Harwood                               Director                                              July 15, 1997
--------------------------------
James E. Harwood

/s/ Joseph W. McLeary                              Director                                              July 15, 1997
-------------------------------
Joseph W. McLeary

                                  EXHIBIT INDEX
                                  -------------

       EXHIBIT
       NUMBER                                DESCRIPTION
       ------                                -----------

         2.1 Agreement and Plan of Merger by and among SCB Computer Technology, Inc., Delta Software Systems, Inc., Delta Acquisition, Inc., and the shareholders of Delta Software Systems, Inc., dated as of September 20, 1996, including Form of Indemnity and Escrow Agreement (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K, dated October 8, 1996). (Schedules and other exhibits have been omitted from this filing. The Registrant will furnish, as supplementary information, copies of the omitted materials to the Securities and Exchange Commission upon request.)

         2.2 Asset Purchase Agreement, dated February 28, 1997, by and among SCB Computer Technology, Inc., TMR Acquisition, Inc., Technology Management Resources, Inc., and the shareholders of Technology Management Resources, Inc. (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-3 (Registration No. 333-22869)). (Schedules and other exhibits have been omitted from this filing. The Registrant will furnish, as supplementary information, copies of the omitted materials to the Securities and Exchange Commission upon request.)

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
       ------                                   -----------
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

         21                    Subsidiaries of the Registrant.

         23                    Consent of Ernst & Young LLP.

         27                    Financial Data Schedule (for SEC use only).