Form 10-Q
period 1997-07-31
SCB COMPUTER TECHNOLOGY INC
filed 1997-09-15
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended July 31, 1997.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
         For the transition period from _______to ______.

Commission File No.:0-27694
                    -------

                          SCB Computer Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Tennessee                                     62-1201561
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       1365 W. Brierbrook Road
       Memphis, Tennessee                                     38138
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
As of September 10, 1997, 11,226,484 shares of the Registrant's common stock were outstanding.

                               Index to Form 10-Q

                          SCB Computer Technology, Inc.

                                                                                                                        Page
                                                                                                                       Number
                                                                                                                       ------
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - July 31, 1997 and April 30, 1997..................................................3

         Consolidated statements of income - Three months ended July 31, 1997 and July 31, 1996 ..............................................................................................4

         Consolidated statements of cash flows - Three months ended July 31, 1997 and July 31, 1996...............................................................................................5

         Notes to consolidated financial statements......................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................8


Part II. Other Information

Item 1.  Legal Proceedings...............................................................................................10

Item 6.  Exhibits and Reports on Form 8-K................................................................................10

Signature................................................................................................................11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     SCB COMPUTER TECHNOLOGY, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                                      JULY 31, 1997    April 30, 1997
                                                      -------------    --------------
                                     ASSETS
Current assets:
  Cash and cash equivalents
    Cash                                               $    684,710     $    947,083
    Securities purchased under agreement to resell             --            787,704
    Marketable securities                                      --         10,080,000
                                                       ------------     ------------
  Total cash and cash equivalents                           684,710       11,814,787
  Accounts receivable:
    Trade (net)                                          14,332,563       11,338,535
  Prepaid expenses                                          757,650          315,689
  Inventory                                                 768,391           28,182
  Deferred federal & state income tax                       231,663          231,663
                                                       ------------     ------------
          Total current assets                           16,774,977       23,728,856

   Investment in direct financing leases                 24,842,355             --


   Equipment under operating leases, net
          of accumulated depreciation of $2,756,949       5,898,743             --


Fixed assets:
  Buildings                                               1,348,293        1,348,293
  Furniture, fixtures, and equipment                      9,789,997        1,813,920
  Accumulated depreciation                               (3,599,853)        (838,888)
                                                       ------------     ------------
                                                          7,538,437        2,323,325
  Land                                                      209,912          444,670
                                                       ------------     ------------
                                                          7,748,349        2,767,995
Goodwill                                                 24,889,644        8,150,782
Other                                                       859,339          446,741
                                                       ------------     ------------

          Total assets                                 $ 81,013,407     $ 35,094,374
                                                       ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                               $  1,758,483     $  1,072,451
  Accrued & withheld payroll taxes,
    insurance, & payroll deductions                         389,881          299,859
  Accrued vacation                                          653,072          660,763
  Other accrued expenses                                  3,117,538        1,007,102
  Current portion of long term debt                       1,400,000             --
  Deferred revenue                                        1,838,468             --
  Accrued federal and state income taxes                  1,029,046          149,941
                                                       ------------     ------------
          Total current liabilities                      10,186,488        3,190,116

  Deferred federal & state income taxes                   1,546,800          270,761
  Notes payable-revolving term loan                       5,890,705             --
  Notes payable-non recourse                             27,059,336             --
  Long term portion of long term debt                     2,853,327             --
                                                       ------------     ------------

        Total long term liabilities                      37,350,168             --
                                                       ------------     ------------

          Total liabilities                              47,536,656        3,460,877
Shareholders' equity:
  Preferred stock, no par value-authorized
    1,000,000 shares, none issued                              --               --
  Common stock-20,000,000 shares of $.01
    par value authorized and 11,217,066
    shares issued and outstanding at
    April 30, 1997 and 11,225,995 shares
    issued and outstanding at July 31, 1997                 112,260          112,171
  Additional paid-in capital                             23,866,916       23,812,192
  Retained earnings                                       9,497,575        7,709,134
                                                       ------------     ------------
          Total shareholders' equity                     33,476,751       31,633,497
                                                       ------------     ------------
          Total liabilities & shareholders' equity     $ 81,013,407     $ 35,094,374
                                                       ============     ============

See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months
                                                            Ended July 31,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------
                                                                     (Restated)
Revenue                                             $ 21,333,202    $ 15,581,317
Cost of services                                      14,853,966      11,062,541
                                                    ------------    ------------
Gross profit                                           6,479,236       4,518,776

Compensation-key executives                              150,000         250,000
Other selling, general and
  administrative expenses                              3,365,277       2,521,179
                                                    ------------    ------------
          Total operating expenses                     3,515,277       2,771,179
                                                    ------------    ------------
Income from operations                                 2,963,959       1,747,597

Other income (expenses):
  Interest income                                        186,837         248,478
  Interest expense                                      (108,301)           --
  Other, net                                            (115,654)        (33,592)
                                                    ------------    ------------
          Total other income (expenses)                  (37,118)        214,886
                                                    ------------    ------------
Income before income taxes                             2,926,841       1,962,483


Income tax expense                                     1,138,400         684,905
                                                    ------------    ------------

Net income                                          $  1,788,441    $  1,277,578
                                                    ============    ============


Net income per share                                $       0.16    $       0.11
                                                    ============    ============

Net Income                                          $  1,788,441    $  1,277,578

Pro forma tax expense adjustment                            --           113,000
                                                    ------------    ------------

Pro forma net income                                $  1,788,441    $  1,164,578
                                                    ------------    ------------

Pro forma net income per share                      $       0.16    $       0.10
                                                    ============    ============

Weighted average number of common
  and common equivalent shares
  outstanding                                         11,378,925      11,215,679
                                                    ============    ============

See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months
                                                             Ended
                                                            July 31,
                                                  ----------------------------
                                                      1997            1996
                                                  ------------    ------------
                                                                   (Restated)
OPERATING ACTIVITIES
Net income                                        $  1,788,441    $  1,277,578
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation & amortization                          736,228          47,137
  Deferred income taxes                                  1,000         138,033
  (Increase) decrease in:
    Accounts receivable:
      Trade                                           (439,262)       (406,134)
    Prepaid expenses                                  (113,970)        (31,937)
    Federal & state income taxes refundable               --            10,760
    Net investment in direct financing activity        283,770            --
    Deferred revenue                                 1,203,677            --
    Inventory                                           57,731            --
    Other assets                                      (596,872)          4,567
  Increase (decrease) in:
    Accounts payable-trade                            (965,549)         26,187
    Accrued federal & state income taxes               878,998         572,738
    Accrued vacation                                    (7,691)        (58,319)
    Other accrued expenses                             (90,773)       (195,619)
    Deferred taxes                                    (247,961)           --
    Accrued & withheld payroll taxes,
      insurance, and payroll deductions                 90,022        (124,359)
                                                  ------------    ------------
        Total adjustments                              789,348         (16,946)
                                                  ------------    ------------
Net cash provided by operating
  activities                                         2,577,789       1,260,632

INVESTING ACTIVITIES
Purchases of fixed assets                             (894,194)       (173,697)
Purchase of Partners                               (16,000,000)           --
Proceeds from land sale                                234,758            --
                                                  ------------    ------------
Net cash used in investing activities              (16,659,436)       (173,697)


FINANCING ACTIVITIES
Revolving term loan                                 16,000,000            --
Payments on revolving term loan                    (12,202,000)           --
Options exercised                                       54,813            --
Payment on non-recourse debt                          (763,500)           --
Payments on long-term debt                            (137,743)           --
                                                  ------------    ------------
Net cash provided (used) by financing
  activities                                         2,951,570            --
                                                  ------------    ------------
Net increase (decrease) in cash & cash
  equivalents                                      (11,130,077)      1,086,935
Cash at beginning of period                         11,814,787      19,401,015
                                                  ------------    ------------
Cash at end of period                             $    684,710    $ 20,487,950
                                                  ============    ============

Supplemental disclosures of cash flow
  information:
  Interest paid                                   $    108,301    $        303
  Income taxes paid                               $    260,402    $    114,562

See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                                  July 31, 1997

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997 filed with the Securities and Exchange Commission.

On September 26, 1996 the Company issued 461,536 shares of common stock in a merger of Delta Software Systems, Inc. ("Delta Software") with and into a wholly owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, these consolidated financial statements have been restated for all periods to include the results of operations and financial position of Delta Software. For purposes of earnings per share computations, the shares issued in the combination with Delta Software have been treated as outstanding for all periods. In addition, in connection with the combination, Delta Software's "S" corporation status for income tax purposes was terminated. Pro forma information presents the combined pro forma tax expense of Delta Software as if it had been a "C" corporation during the quarter ended
July 31, 1996.

Note B - Change in Capitalization

The Board of Directors approved a three for two stock split, effected in the form of a 50% stock dividend. The new shares were distributed on September 3, 1997, to stockholders of record at the close of business on August 20, 1997. All share and per share amounts have been retroactively restated to reflect the three for two stock split.

Note C - Recent Acquisitions

Effective June 30, 1997, the Company purchased all of the issued and outstanding capital stock of Partners Resources, Inc. ("PRI"). The purchase price was $9,600,000, of which $8,640,000 was paid in cash to the former PRI shareholders at closing, and $960,000 of which was delivered to an escrow agent, which amount will be escrowed for one year in connection with potential indemnification claims. As additional purchase price, an amount equal to 14 times PRI's net income for the year ending December 31, 1997, as determined in accordance with the terms of the PRI Stock Purchase Agreement, will, subject to certain conditions, be paid to the PRI shareholders on or before May 1, 1998 in cash or shares of SCB Common Stock.

Also effective June 30, 1997, the Company purchased all of the issued and outstanding capital stock of Partners Capital Group ("PCG"). The purchase price was $6,400,000 of which $5,760,000 was paid in cash to the former PCG shareholders (who were the same persons as the PRI shareholders) at closing, and $640,000 of which was delivered to an escrow agent, which amount will also be escrowed for one year in connection with potential indemnification claims.

PRI and PCG have historically operated as affiliated companies and are sometimes referred to collectively herein as "The Partners Group." PRI is an information technology services company specializing in outsourcing projects and PCG is a computer equipment leasing company.

As a result of the acquisition of PCG, the Company now has leasing operations. The significant new balance sheet captions related to the PCG leasing of data processing equipment are:

         Direct Financing Leases. Leases meeting the criteria for capitalization in accordance with Statement of Financial Accounting Standards Number 13 are classified as direct financing leases. For direct financing leases, the sum of the minimum lease payments and the unguaranteed residual value is recorded as the gross investment in the lease. The difference between the gross investment and the cost of the leased property is recorded as unearned income. Income is recognized over the life of the lease using the interest method.

         Operating Leases. Leases not meeting the criteria for capitalization are classified as operating leases. For operating leases, lease payments are recognized as rental revenue on a straight-line basis over the life of the lease. Depreciation expense on equipment under operating leases is recorded over the lease term. The amount subject to depreciation is the total cost of the leased asset less the expected gross residual value at the end of the lease.

         Notes Payable Non-Recourse. To purchase assets leased under direct financing and operating leases, the Company obtains non-recourse financing, which is secured by the assigned lease payments and the underlying leased property. The lender receives payments directly from the lessee.

The significant new balance sheet caption related to the acquisition of PRI is:

         Deferred Revenue. The Company records deferred revenue for payments received from certain customers on service contracts prior to the performance of services required under the service contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Acquisitions

Effective June 30, 1997, the Company purchased all of the issued and outstanding capital stock of PRI and PCG. PRI and PCG have historically operated as affiliated companies and are sometimes referred to collectively herein as "The Partners Group." PRI is an information technology services company specializing in outsourcing projects and PCG is a computer equipment leasing company. The acquisitions were financed through cash on hand and approximately $10.0 million in borrowings under a credit facility entered into between NationsBank of Tennessee, N.A. ("NationsBank") and the Company on July 10, 1997 (the "Credit Facility"). See "--Liquidity and Capital Resources."

Results of Operations

Revenue increased from $15.6 million for the quarter ended July 31, 1996 to $21.3 million for the quarter ended July 31, 1997, an increase of approximately 36.5%. The increases were attributable primarily to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, an increase in equipment and software sales, and growth through acquisitions.

Gross profit increased from $4.5 million for the first quarter of fiscal 1997 to $6.5 million for the first quarter of fiscal 1998, an increase of approximately 44.4%. The increase in the current quarter was primarily attributable to the increase in revenue over the prior period. Gross profit margin for the quarter increased from 29.0% to 30.4%, primarily because of the movement of the revenue mix to higher margin consulting revenue.

Compensation for key executives decreased from $250,000 in the first quarter of fiscal 1997 to $150,000 in the comparable period of fiscal 1998. This decrease resulted from the decrease in compensation of T. Scott Cobb, Chairman, and Ben
C. Bryant, Jr., President and Chief Executive Officer, pursuant to their employment contracts.

Interest income decreased from $248,000 for the first fiscal quarter of 1997 to $187,000 in the first fiscal quarter of 1998, a decrease of approximately 24.6%. The decrease was primarily attributable to the reduction in the Company's cash and cash equivalents as a result of recent acquisitions. Interest expense increased from $0 in the first fiscal quarter of 1997 to $108,000 in the first fiscal quarter of 1998. The increase was primarily the result of an increase in borrowings to fund a portion of the acquisition of The Partners Group.

Other selling, general and administrative expenses increased from $2.5 million in the first quarter of fiscal 1997 to $3.4 million in first quarter of fiscal 1998, an increase of approximately 36.0%. As a percent of revenues other selling, general and administrative expenses declined from 16.2% in the first quarter of fiscal 1997 to 15.8% for the first quarter of fiscal 1998. The increase in the dollar amount spent is primarily attributable to the increase in staffing as a result of SCB's regional business units becoming fully operational. In addition, expenses related to the government's investigation into the TVA billing matter decreased from $430,000 for the first quarter of fiscal 1997 to $38,000 for the first quarter of fiscal 1998. The Company believes that other selling, general and administrative expenses will continue to decline as a percent of revenue.

Liquidity and Capital Resources

Prior to the recent acquisition of The Partners Group, cash on hand from the Company's initial public offering in February 1996 and cash flow from operations had historically been the Company's primary source of liquidity. Cash flows from operations were $2,578,000 for the three months ended July 31, 1997, as compared to $1,261,000 in the comparable period for 1997. The cash provided by operations increased during this period primarily because of increased profits.

The Company's working capital decreased from $25,820,000 for the first quarter of fiscal 1997 to $6,588,000 for the first quarter of fiscal 1998, primarily due to the acquisitions of Technology Management Resources, Inc. in February 1997 and The Partners Group effective June 1997. The Company's current ratio at
July 31, 1997 was 2:1.

The Company made capital expenditures during the first fiscal quarter of 1998 of $597,000. Such capital expenditures related primarily to the build-up and equipment purchases associated with the Company's Emerging Technology Center in Memphis, Tennessee and equipment purchases and other expenses related to making the Company's regional business units fully operational.

On July 10, 1997, the Company entered into the Credit Facility, which provides for borrowing of up to $16.0 million. The Company borrowed approximately $10.0 million under the Credit Facility in connection with the acquisition of The Partners Group. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on certain financial ratios. Certain of the Company's existing subsidiaries are co-borrowers under the Credit Facility and their stock is pledged to secure the indebtedness thereunder. In addition, each of PRI and PCG have executed guarantees in favor of NationsBank. All borrowings under the Credit Facility mature on August 1, 2000. At July 31, 1997, approximately $3.8 million was outstanding under the Credit Facility, which amount bore interest at 7.2%.

The Company believes that cash flows from operations and advances under the Credit Facility will be sufficient to fund the Company's operating needs for at least the next twelve months. Although the Company is currently in preliminary discussion with several firms regarding potential acquisitions, presently there are no definitive agreements with such firms, and no assurance can be made that any transaction currently being discussed will be consummated. Any such transactions may be financed through borrowings under the Credit Facility, the issuance of securities (including Common Stock), or a combination of both.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, Earnings per Share, which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share is not expected to be material.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The government's investigation into the TVA billing matter is continuing and additional subpoenas were received by the Company and Company personnel during the quarter ended July 31, 1997. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997 for additional information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      See Index to Exhibits following the Signature page.

         (b) A Current Report on Form 8-K was filed on July 24, 1997 relating to the acquisition of The Partners Group, which was amended by Form 8-K/A dated September 12, 1997.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SCB COMPUTER TECHNOLOGY, INC.


                                                By: /s/ Gary McCarter
                                                    ---------------------------

                                                Title: Chief Financial Officer
                                                       ------------------------

                                                Date: September 15, 1997
                                                       ------------------------

                                Index to Exhibits


  Exhibit No.                            Description
  -----------                            -----------

      11              Statement Re Computation of Per Share Earnings

      27              Financial Data Schedule (for the SEC use only)