Form 10-Q
period 1997-10-31
SCB COMPUTER TECHNOLOGY INC
filed 1997-12-15
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended October 31, 1997.

                                       OR

     [ ] Transition Report pursuant to Section 13 or 15(d) of Securities
         Exchange Act of 1934 For the transition period from _______to ______.

Commission File No.:0-27694

                          SCB Computer Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Tennessee                                   62-1201561
----------------------------------------    ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

         1365 W. Brierbrook Road
         Memphis, Tennessee                                 38138
-----------------------------------------    -----------------------------------
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

As of December 10, 1997, 11,235,664 shares of the Registrant's common stock were outstanding.

                               Index to Form 10-Q

                          SCB Computer Technology, Inc.


                                                                                                                       Page
                                                                                                                      Number
                                                                                                                      ------

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - October 31, 1997 and April 30, 1997...............................................3

         Consolidated statements of income - Three months ended October 31, 1997 and October 31, 1996;
         Six months ended October 31, 1997 and October 31, 1996..........................................................4

         Consolidated statements of cash flows - Six months ended October 31, 1997 and October 31, 1996............................................................................................5

         Notes to consolidated financial statements......................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................8


Part II. Other Information

Item 1.  Legal Proceedings..............................................................................................11

Item 2.  Changes in Securities and Use of Proceeds .....................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders............................................................11

Item 6.  Exhibits and Reports on Form 8-K...............................................................................12

Signature...............................................................................................................13


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          SCB COMPUTER TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                    OCTOBER 31, 1997      April 30, 1997
                                                                    -----------------     --------------

                                                     ASSETS

Current assets:
  Cash and cash equivalents
    Cash                                                            $  1,463,768       $    947,083
    Securities purchased under agreement to resell                            --            787,704
    Marketable securities                                                     --         10,080,000
                                                                    ------------       ------------
  Total cash and cash equivalents                                      1,463,768         11,814,787
  Accounts receivable:
    Trade (net)                                                       18,770,625         11,338,535
  Prepaid expenses                                                       977,443            315,689
  Inventory                                                              312,893             28,182
  Deferred federal & state income taxes                                  231,663            231,663
                                                                    ------------       ------------
          Total current assets                                        21,756,392         23,728,856

   Investment in direct financing leases                              21,381,419                 --


   Equipment under operating leases, net
          of accumulated depreciation of $1,733,214                    2,954,038                 --


Fixed assets:
  Buildings                                                            1,348,293          1,348,293
  Furniture, fixtures, and equipment                                  15,609,783          1,813,920
  Accumulated depreciation                                            (4,306,305)          (838,888)
                                                                    ------------       ------------
                                                                      12,651,771          2,323,325
  Land                                                                   209,912            444,670
                                                                    ------------       ------------
                                                                      12,861,683          2,767,995
Goodwill                                                              24,866,373          8,150,782
Other                                                                  1,121,533            446,741
                                                                    ------------       ------------

          Total assets                                              $ 84,941,438       $ 35,094,374
                                                                    ============       ============


                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable-trade                                            $  3,816,261       $  1,072,451
  Accrued & withheld payroll taxes,
    insurance, & payroll deductions                                      147,944            299,859
  Accrued vacation                                                       781,902            660,763
  Other accrued expenses                                               2,143,124          1,007,102
  Current portion of long term debt                                    4,970,244                 --
  Deferred revenue                                                     1,343,552                 --
  Accrued federal and state income taxes                                 782,217            149,941
                                                                    ------------       ------------
          Total current liabilities                                   13,985,244          3,190,116

  Deferred federal & state income taxes                                1,297,300            270,761
  Notes payable-revolving term loan                                    7,741,000                 --
  Notes payable-non recourse                                          20,460,469                 --
  Long term debt                                                       5,854,751                 --

                                                                    ------------       ------------
        Total long term liabilities                                   35,353,520                 --

          Total liabilities                                           49,338,764          3,460,877
Shareholders' equity:
  Preferred stock, no par value-authorized
    1,000,000 shares, none issued                                             --                 --
  Common stock-50,000,000 shares of $.01
    par value authorized and 11,235,627
    shares issued and outstanding at
    October 31, 1997 and 11,217,066 shares
    issued and outstanding at April 30, 1997                             112,357            112,171
  Additional paid-in capital                                          23,973,477         23,812,192
  Retained earnings                                                   11,516,840          7,709,134
                                                                    ------------       ------------
          Total shareholders' equity                                  35,602,674         31,633,497
                                                                    ------------       ------------
          Total liabilities & shareholders' equity                  $ 84,941,438       $ 35,094,374
                                                                    ============       ============

See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three Months                              Six Months
                                                                  Ended                                    Ended
                                                               OCTOBER 31,                             OCTOBER 31,
                                                         1997              1996                   1997             1996
                                                    ----------------  ----------------       ---------------  ----------------
                                                                        (Restated)                              (Restated)

Revenue                                              $ 28,054,205       $ 15,583,536         $ 49,387,407          $ 31,164,853
Cost of services                                       19,356,691         11,242,601           34,210,657            22,305,142
                                                     ------------       ------------         ------------          ------------
Gross profit                                            8,697,514          4,340,935           15,176,750             8,859,711

Compensation-key executives                               150,000            150,000              300,000               400,000
Other selling, general and
  administrative expenses                               4,708,558          2,291,789            8,073,835             4,812,968
                                                     ------------       ------------         ------------          ------------
          Total operating expenses                      4,858,558          2,441,789            8,373,835             5,212,968
                                                     ------------       ------------         ------------          ------------
Income from operations                                  3,838,956          1,899,146            6,802,915             3,646,743

Other income (expenses):
  Interest income                                          50,326            244,250              237,163               494,566
  Interest expense                                       (392,403)                --             (500,074)                   --
  Other, net                                             (210,580)            (4,586)            (326,234)              (40,016)
                                                     ------------       ------------         ------------          ------------
          Total other income (expenses)                  (552,657)           239,664             (589,145)              454,550
                                                     ------------       ------------         ------------          ------------
Income before income taxes                              3,286,299          2,138,810            6,213,770             4,101,293

Income tax expense                                      1,267,664            804,000            2,406,064             1,488,905
                                                     ------------       ------------         ------------          ------------

Net income                                           $  2,018,635       $  1,334,810         $  3,807,706          $  2,612,388
                                                     ============       ============         ============          ============


Net income per share                                 $       0.18       $       0.12         $       0.33          $       0.23
                                                     ============       ============         ============          ============

Net Income                                           $  2,018,635       $  1,334,810         $  3,807,706          $  2,612,388

Pro forma tax expense adjustment                               --             64,000                   --               177,000
                                                     ------------       ------------         ------------          ------------
Pro forma net income                                 $  2,018,635       $  1,270,810         $  3,807,706          $  2,435,388
                                                     ------------       ------------         ------------          ------------
Pro forma net income per share                       $       0.18       $       0.11         $       0.33          $       0.22
                                                     ============       ============         ============          ============

Weighted average number of common
  and common equivalent shares
  outstanding                                          11,454,938         11,274,212           11,416,932            11,279,339
                                                     ============       ============         ============          ============

See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months
                                                                        Ended
                                                                      October 31,
                                                          -----------------------------------
                                                               1997                 1996
                                                          --------------       --------------
                                                                                (Restated)
OPERATING ACTIVITIES
Net income                                               $  3,807,706         $  2,612,388
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation & amortization                               2,789,377               99,972
  Deferred income taxes                                      (296,461)               1,130
  (Increase) decrease in:
    Accounts receivable-trade                              (4,407,242)            (996,285)
    Prepaid expenses                                         (333,763)            (104,292)
    Inventory                                                 513,229               (1,244)
    Net investment in direct financing activity             5,525,245                   --
    Deferred revenue                                          (49,939)                  --
    Other assets                                             (686,621)            (130,120)
  Increase (decrease) in:
    Accounts payable-trade                                   (288,793)            (140,455)
    Accrued federal & state income taxes                      671,868              165,941
    Accrued vacation                                          121,139              (28,319)
    Other accrued expenses                                     (4,423)              84,590
    Accrued & withheld payroll taxes,
      insurance, and payroll deductions                      (151,915)             (89,111)
                                                         ------------         ------------
        Total adjustments                                   3,401,701           (1,138,193)
                                                         ------------         ------------
Net cash provided by operating
  activities                                                7,209,407            1,474,195

INVESTING ACTIVITIES
Purchases of fixed assets                                  (2,432,331)            (295,850)
Purchase of Partners                                      (16,000,000)                  --
Proceeds from land sale                                       234,758                   --
                                                         ------------
Net cash used by investing activity                       (18,197,573)            (295,850)


FINANCING ACTIVITIES
Revolving term loan                                        16,000,000                   --
Proceeds from loan                                            729,103                   --
Cash dividends paid to Delta Software Systems, Inc.
 shareholders prior to merger                                      --             (240,000)
Other                                                              --                  (45)
Payments on revolving term loan                            (8,259,000)                  --
Options exercised                                             198,942                   --
Repayment of capital lease obligations                       (118,229)                  --
Proceeds from non-recourse debt                               693,517                   --
Payment on non-recourse debt                               (8,055,884)                  --
Payments on long-term debt                                   (551,302)                  --
                                                         ------------
Net cash provided (used) by financing
  activities                                                  637,147             (240,045)
                                                         ------------         ------------
Net increase (decrease) in cash & cash
  equivalents                                             (10,351,019)             938,300
Cash at beginning of period                                11,814,787           19,401,015
                                                         ------------         ------------
Cash at end of period                                    $  1,463,768         $ 20,339,315
                                                         ============         ============

Supplemental disclosures of cash flow information:
  Interest paid                                          $    500,434         $         --
  Income taxes paid                                      $  2,194,027         $  1,212,964

See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                                October 31, 1997

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997 filed with the Securities and Exchange Commission.

On September 26, 1996 the Company issued 461,536 shares of common stock in a merger of Delta Software Systems, Inc. ("Delta Software") with and into a wholly owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, these consolidated financial statements have been restated for all periods to include the results of operations and financial position of Delta Software. For purposes of earnings per share computations, the shares issued in the combination with Delta Software have been treated as outstanding for all periods. In addition, in connection with the combination, Delta Software's "S" corporation status for income tax purposes was terminated. Pro forma information presents the combined pro forma tax expense periods of Delta Software as if it had been a "C" corporation during the three months and six months ended October 31, 1996.

Note B - Change in Capitalization

In September 1997, the Company effected a three for two stock split, in the form of a 50% stock dividend to shareholders of record at the close of business on August 20, 1997. All share and per share amounts have been retroactively restated to reflect the three for two stock split.

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

As a result of the acquisition of PCG, the Company now has leasing operations. The significant balance sheet captions related to the PCG leasing of data processing equipment are:

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

The significant balance sheet caption related to the acquisition of PRI is:

         Deferred Revenue. The Company records deferred revenue for payments received from certain customers on service contracts prior to the performance of services required under the service contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Revenue increased from $15.6 million for the quarter ended October 31, 1996 to $28.1 million for the quarter ended October 31, 1997, an increase of approximately 80.0%. Revenue increased from $31.2 million for the first six months of fiscal 1997 to $49.4 million for the comparable period for fiscal 1998, an increase of approximately 58.5%. The increases were attributable primarily to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, an increase in equipment and software sales and leasing, and growth through acquisitions.

Gross profit increased from $4.3 million for the second quarter of fiscal 1997 to $8.7 million for the second quarter of fiscal 1998, an increase of approximately 100.4%. Gross profit increased from $8.9 million for the first six months of fiscal 1997 to $15.2 million for the comparable period for fiscal 1998, an increase of approximately 71.3%. The increase was primarily attributable to the increase in revenue over the prior periods. Gross profit margin for the quarter increased from 27.9% to 31.0%, and gross profit margin for the comparable six month periods increased from 28.4% to 30.7%, primarily because of the movement of the revenue mix to higher margin consulting revenue.

Compensation for key executives decreased from $400,000 in the first six months of fiscal 1997 to $300,000 in the comparable period of fiscal 1998. This decrease resulted from the decrease in compensation of T. Scott Cobb, Chairman, and Ben C. Bryant, Jr., President and Chief Executive Officer, pursuant to their employment contracts.

Other selling, general and administrative expenses increased from $2.3 million in the second quarter of fiscal 1997 to $4.7 million in second quarter of fiscal 1998, an increase of approximately 105.5%. Other selling, general and administrative expenses increased from $4.8 million for the first six months of fiscal 1997 to $8.1 million for the comparable period for fiscal 1998, an increase of approximately 67.8%. As a percent of revenues other selling, general and administrative expenses increased from 14.7% in the second quarter of fiscal 1997 to 16.8% for the second quarter of fiscal 1998, and also increased from 15.4% for the first six months of fiscal 1997 to 16.3% for the comparable period for fiscal 1998. The increase in the dollar amount spent is primarily attributable to the increase in staffing as a result of SCB's regional business units becoming fully operational and the increased selling, general and administrative expenses attributable to acquired companies. The increase, as a percentage of revenues, is primarily attributable to the acquisition of The Partners Group, which has higher selling, general and administrative costs as a percentage of revenues than the rest of the Company's operations. Expenses related to the government's investigation into the TVA billing matter decreased from $259,000 for the second quarter of fiscal 1997 to $99,000 for the second quarter of fiscal 1998, and also decreased from $688,000 for the first six months of fiscal 1997 to $137,000 for the comparable period for fiscal 1998.

Interest income decreased from $244,000 for the second fiscal quarter of 1997 to $50,000 in the second fiscal quarter of 1998, a decrease of approximately 79.4%. Interest income decreased from $495,000 for the first six months of fiscal 1997 to $237,000 for the comparable period for fiscal 1998, a decrease of approximately 52.0%. The decrease was primarily attributable to the reduction in the Company's cash and cash equivalents as a result of recent acquisitions. Interest expense increased from none in the second fiscal quarter of 1997 to $392,000 in the second fiscal quarter of 1998. Interest expense also increased from none for the first six months of fiscal 1997 to $500,000 for the comparable period for fiscal 1998. The increase was primarily the result of borrowings to fund a portion of the acquisition of The Partners Group, debt assumed in the acquisition of The Partners Group, and the financing of equipment used in the Company's Arizona data centers. Other expenses, primarily the amortization of goodwill in connection with the Company's recent acquisitions, increased from $4,600 for the second quarter of fiscal 1997 to $210,600 in the second quarter of fiscal 1998, and from $40,000 for the full six months of fiscal 1997 to $326,000 in the comparable period of fiscal 1998.

Liquidity and Capital Resources

Prior to the acquisition of The Partners Group, cash on hand from the Company's initial public offering in February 1996 and cash flow from operations had historically been the Company's primary source of liquidity. Cash flows from operations were $7,209,000 for the six months ended October 31, 1997, as compared to $1,474,000 in the comparable period for fiscal 1997. The cash provided by operations increased during this period primarily because of increased profits and net investment in direct financing activities.

The Company's working capital decreased from $26,689,000 as of October 31, 1996 to $7,771,000 as of October 31, 1997, primarily due to the use of cash for the acquisitions of Technology Management Resources, Inc. in February 1997 and The Partners Group in June 1997. The Company's current ratio at October 31, 1997 was 1.6:1.

The Company made capital expenditures during the first six months of 1998 of $24 million. Such capital expenditures related primarily to the build-up and equipment purchases associated with the Company's Emerging Technology Centers in Memphis and Nashville, equipment purchases and other expenses related to making the Company's regional business units fully operational, and the purchase of assets relating to new outsourcing contracts. Furniture, fixtures and equipment also increased during the quarter as a result of the capitalization of certain equipment leases acquired in the acquisition of The Partners Group.

On July 10, 1997, the Company entered into a credit facility providing for borrowing of up to $16.0 million (the "Credit Facility"). The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on certain financial ratios. Certain of the Company's existing subsidiaries are co-borrowers under the Credit Facility and their stock is pledged to secure the indebtedness thereunder. In addition, each of PRI and PCG have executed guarantees in favor of NationsBank. All borrowings under the Credit Facility mature on August 1, 2000. At October 31,

1997, approximately $7.7 million was outstanding under the Credit Facility, which bore interest at 7.2%.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The government's investigation into the TVA billing matter is continuing. In November 1997, the Company announced that the U.S. Attorney, in response to a long-standing Company request, has offered the Company an opportunity to discuss the matters relating to the grand jury's investigation. The Company also reported that Scott Cobb, its Chairman; Steve White, an Executive Vice President; and their administrative assistant have received letters notifying them that they are targets of the investigation. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997 for additional information.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective September 24, 1997, the Company's Amended and Restated Charter was amended to increase the authorized shares of common stock from 20,000,000 to 50,000,000. The additional authorized shares of common stock may be issued by the Board of Directors, at their discretion and without shareholder approval, except as may be required by law or the rules of The Nasdaq Stock Market.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 23, 1997, the Company held its 1997 Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors for a term of one year and until their successors are duly elected and qualified with the number of votes cast for or withheld as set forth opposite their names:


                                                                   VOTES
                                               ---------------------------------------------------
                                                                                   WITHHOLD
                                                          FOR                     AUTHORITY
                                               ---------------------------------------------------
T. Scott Cobb.......................                    6,385,174                   52,440
Ben C. Bryant, Jr...................                    6,385,174                   52,440
Steve N. White......................                    6,385,174                   52,440
James E. Harwood....................                    6,412,559                   25,055
Joseph W. McLeary...................                    6,412,559                   23,055

         The shareholders of the Company also voted to amend the Company's charter to increase the number of authorized shares of Common Stock of the Company from 20,000,000 to 50,000,000 with the following number of votes cast for, against or abstaining:


                                                       VOTES

--------------------------------------------------------------------------------------------------------------
              FOR                                     AGAINST                                   ABSTAIN
--------------------------------------------------------------------------------------------------------------
           6,295,845                                  139,619                                    2,150


         The shareholders of the Company also voted on the adoption of the Company's 1997 Stock Incentive Plan with the following votes cast for, against, abstaining or non-votes:


                                                      VOTES

--------------------------------------------------------------------------------------------------------------
           FOR                          AGAINST                        ABSTAIN                        NON-VOTE
--------------------------------------------------------------------------------------------------------------
        5,192,619                       793,130                         4,984                         446,881


         The shareholders of the Company also voted on the ratification of Ernst & Young LLP as the independent public accountants of the Company for fiscal 1998 with the following number of votes cast for, against or abstaining:


                                                       VOTES

--------------------------------------------------------------------------------------------------------------
              FOR                                     AGAINST                                   ABSTAIN
--------------------------------------------------------------------------------------------------------------
           6,436,764                                    100                                       750


         As of July 16, 1997, the record date for the Annual Meeting, there were 7,481,394 shares of Common Stock outstanding and entitled to vote. The three-for-two stock split effected in the form of a stock dividend occurred after the record date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      See Index to Exhibits following the Signature page.

         (b) A Current Report on Form 8-K was filed on July 24, 1997 with the Securities and Exchange Commission reporting the acquisition of Partners Resources, Inc. ("PRI") and Partners Capital Group ("PCG"), which was amended by a Current Report on Form 8-K/A dated September 12, 1997, which report contained certain historical financial statements of PRI and PCG and pro forma combined financial information of the Company, PRI and PCG.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCB COMPUTER TECHNOLOGY, INC.

                                            By:      /s/ Gary E. McCarter
                                               ---------------------------------

                                            Title:   Chief Financial Officer
                                                  ------------------------------

                                            Date:    December 15, 1997
                                                 -------------------------------

                              Index to Exhibits


Exhibit No.                                 Description
-----------              -----------------------------------------------------


    3                    Amended and Restated Charter, as amended (restated in electronic format for SEC filing purposes only)

    11                   Statement Re Computation of Per Share Earnings

    27                   Financial Data Schedule (for the SEC use only)