Form 10-Q
period 1998-01-31
SCB COMPUTER TECHNOLOGY INC
filed 1998-03-17
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 1998.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission File No.: 0-27694
                    ---------

                          SCB Computer Technology, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                   62-1201561
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        1365 W. Brierbrook Road
        Memphis, Tennessee                                    38138
----------------------------------------        -------------------------------
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

As of March 16, 1998, 11,238,687 shares of the Registrant's common stock were outstanding.

                               Index to Form 10-Q

                          SCB Computer Technology, Inc.

                                                                               Page
                                                                              Number
                                                                              ------
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets - January 31, 1998 and April 30, 1997....... 3

        Consolidated statements of income - Three months ended January
        31, 1998 and January 31, 1997; Nine months ended January 31, 1998 and January 31, 1997.................................................... 4

        Consolidated statements of cash flows - Nine months ended
        January 31, 1998 and January 31, 1997................................... 5

        Notes to consolidated financial statements.............................. 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................... 9


Part II. Other Information

Item 1. Legal Proceedings...................................................... 13

Item 6. Exhibits and Reports on Form 8-K....................................... 13

Signature...................................................................... 14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          SCB COMPUTER TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      January 31, 1998    April 30, 1997
                                                      -----------------   --------------

                                          ASSETS
Current assets:
  Cash and cash equivalents
    Cash                                                $ 1,935,622       $   947,083
    Securities purchased under agreement to resell                -           787,704
    Marketable securities                                         -        10,080,000
                                                        -----------       -----------
  Total cash and cash equivalents                         1,935,622        11,814,787
  Accounts receivable:
    Trade (net)                                          19,200,842        11,338,535
  Prepaid expenses                                        2,486,281           315,689
  Inventory                                                 436,853            28,182
  Deferred federal & state income taxes                     231,663           231,663
                                                        -----------       -----------
          Total current assets                           24,291,261        23,728,856

   Investment in direct financing leases                 19,602,544                 -


   Equipment under operating leases, net
          of accumulated depreciation of $2,135,648       3,773,844                 -


Fixed assets:
  Buildings                                               1,348,293         1,348,293
  Furniture, fixtures, and equipment                     17,206,529         1,813,920
  Accumulated depreciation                               (5,105,893)         (838,888)
                                                        -----------       -----------
                                                         13,448,929         2,323,325
  Land                                                      209,912           444,670
                                                        -----------       -----------
                                                         13,658,841         2,767,995
Goodwill                                                 26,070,211         8,150,782
Other                                                     1,402,581           446,741
                                                        -----------       -----------

          Total assets                                  $88,799,282       $35,094,374
                                                        ===========       ===========


                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                                $ 3,588,595       $ 1,072,451
  Accrued & withheld payroll taxes,
    insurance, & payroll deductions                         484,807           299,859
  Accrued vacation                                          818,950           660,763
  Other accrued expenses                                  2,161,796         1,007,102
  Current portion of long term debt                       4,970,245                 -
  Deferred revenue                                          257,110                 -
  Accrued federal and state income taxes                  1,651,672           149,941
                                                        -----------       -----------
          Total current liabilities                      13,933,175         3,190,116

  Deferred federal & state income taxes                   1,181,500           270,761
  Notes payable-revolving term loan                      11,725,000                 -
  Notes payable-non recourse                             19,146,990                 -
  Long term debt                                          5,698,398                 -
                                                        -----------       -----------
        Total long term liabilities                      37,751,888           270,761
                                                        -----------       -----------
          Total liabilities                              51,685,063         3,460,877
Shareholders' equity:
  Preferred stock, no par value-authorized
    1,000,000 shares, none issued                                 -                 -
  Common stock-50,000,000 shares of $.01
    par value authorized and 11,229,481
    shares issued and outstanding at
    January 31, 1998 and 11,217,066 shares
    issued and outstanding at April 30, 1997                112,296           112,171
  Additional paid-in capital                             23,932,143        23,812,192
  Retained earnings                                      13,069,780         7,709,134
                                                        -----------       -----------
          Total shareholders' equity                     37,114,219        31,633,497
                                                        -----------       -----------
          Total liabilities & shareholders' equity      $88,799,282       $35,094,374
                                                        ===========       ===========

See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three Months                       Nine Months
                                                             Ended                              Ended
                                                           January 31,                        January 31,
                                                     1998              1997             1998              1997
                                                  -----------------------------      ----------------------------
                                                                                                       (Restated)
Revenue                                           $28,275,210       $15,491,395      $77,790,942       $46,656,248
Cost of services                                   19,680,310        11,560,939       54,106,796        33,865,981
                                                  -----------       -----------      -----------       -----------
Gross profit                                        8,594,900         3,930,456       23,684,146        12,790,267

Other selling, general and
  administrative expenses                           5,081,051         2,270,514       13,352,598         7,483,482
                                                  -----------       -----------      -----------       -----------
          Total operating expenses                  5,081,051         2,270,514       13,352,598         7,483,482
                                                  ------------      -----------      -----------       -----------
Income from operations                              3,513,849         1,659,942       10,331,548         5,306,785

Other income (expenses):
  Interest income                                      48,452           265,264          285,658           759,830
  Interest expense                                   (621,835)                -       (1,122,539)                -
  Other, net                                         (212,330)          (34,664)        (538,564)          (74,680)
                                                  -----------       -----------      -----------       -----------
          Total other income (expenses)              (785,713)          230,600       (1,375,445)          685,150
                                                  -----------       -----------      -----------       -----------
Income before income taxes                          2,728,136         1,890,542        8,956,103         5,991,935


Income tax expense                                  1,189,046           725,700        3,595,110         2,214,605
                                                  -----------       -----------      -----------       -----------
Net income                                        $ 1,539,090       $ 1,164,842      $ 5,360,993       $ 3,777,330
                                                  ===========       ===========      ===========       ===========
Net income per share:
     Basic                                              $0.14             $0.10            $0.48             $0.34
                                                  ===========       ===========      ===========       ===========
     Diluted                                            $0.14             $0.10            $0.47             $0.34
                                                  ===========       ===========      ===========       ===========
Net Income                                                                                             $ 3,777,330

Pro forma tax expense adjustment                                                                           177,000
                                                                                                       -----------
Pro forma net income                                                                                   $ 3,600,330
                                                                                                       -----------

Pro forma net income per share:
    Basic                                                                                                   $ 0.32
                                                                                                       ===========

    Diluted                                                                                                 $ 0.32
                                                                                                       ===========


Weighted average (basic)                           11,236,427        11,215,679       11,228,866        11,215,679
                                                  ===========       ===========      ===========       ===========

Adjusted weighted average shares
and assumed conversions (diluted)                  11,372,332        11,242,173       11,352,185        11,250,221
                                                  ===========       ===========      ===========       ===========



See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months
                                                                Ended
                                                              January 31,
                                                    -----------------------------
                                                        1998            1997
                                                    ------------     ------------
                                                                      (Restated)
OPERATING ACTIVITIES
Net income                                          $  5,360,993      $ 3,777,330
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation & amortization                          4,175,626          165,372
  Deferred income taxes                                 (412,261)           1,130
  (Increase) decrease in:
    Accounts receivable-trade                         (4,933,338)      (1,446,055)
    Prepaid expenses                                  (1,842,601)        (155,169)
    Inventory                                            389,269           (4,126)
    Net investment in direct financing activity        7,304,120                -
    Deferred revenue                                  (1,136,381)               -
    Other assets                                        (105,310)        (274,847)
  Increase (decrease) in:
    Accounts payable-trade                              (516,459)        (107,166)
    Accrued federal & state income taxes               1,578,449           24,154
    Accrued vacation                                     158,187          (64,577)
    Other accrued expenses                                14,248           (5,526)
    Accrued & withheld payroll taxes,
      insurance, and payroll deductions                  184,948           58,147
                                                    ------------      -----------
        Total adjustments                              4,858,497       (1,808,663)
                                                    ------------      -----------
Net cash provided by operating
  activities                                          10,219,490        1,968,667

INVESTING ACTIVITIES
Purchases of fixed assets                             (5,251,317)        (491,213)
Additional purchase price of subsidiaries             (2,250,425)               -
Purchase of The Partners Group                       (16,000,000)               -
Proceeds from land sale                                  234,758                -
                                                    ------------      -----------
Net cash used by investing activity                  (23,266,984)        (491,213)

FINANCING ACTIVITIES
Revolving term loan                                   16,000,000                -
Payments on revolving term loan                       (4,275,000)               -
Proceeds from loan                                       729,103                -
Cash dividends paid to Delta Software
 Systems, Inc. shareholders prior to merger                    -         (240,000)
Other                                                          -              (45)
Options exercised                                        215,956                -
Repayment of capital lease obligations                  (118,229)               -
Proceeds from non-recourse debt                          693,517                -
Payment on non-recourse debt                          (9,369,363)               -
Payments on long-term debt                              (707,655)               -
                                                    ------------      -----------
Net cash provided (used) by financing
  activities                                           3,168,329         (240,045)
                                                    ------------      -----------
Net increase (decrease) in cash & cash
  equivalents                                         (9,879,165)       1,237,409
Cash at beginning of period                           11,814,787       19,401,015
                                                    ------------      -----------
Cash at end of period                               $  1,935,622      $20,638,424
                                                    ============      ===========

Supplemental disclosures of cash flow
  information:
  Interest paid                                     $    630,621      $         -
  Income taxes paid                                 $  2,514,248      $ 2,189,321


See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                                January 31, 1998

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1997 filed with the Securities and Exchange Commission.

Note B - Change in Capitalization

In September 1997, the Company effected a three for two stock split, in the form of a 50% stock dividend to shareholders of record at the close of business on August 20, 1997. All share and per share amounts have been retroactively restated to reflect the three for two stock split.

Note C - Earnings Per Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:



                                             Three months ended                Nine months ended
                                                 January 31,                       January 31,
                                                 -----------                       -----------
                                            1998            1997             1998             1997
                                            ----            ----             ----             ----
Numerator

Net Income                              $ 1,539,090      $ 1,164,842     $ 5,360,993      $ 3,770,330
                                        ===========      ===========     ===========      ===========
Net Income                                                                                $ 3,770,330

Pro Forma Tax Expense                                                                         177,000
                                                                                          -----------
Pro Forma Net Income                                                                      $ 3,600,330
                                                                                          ===========
Denominator

   Denominator for basic
   earnings per share-weighted
   averages shares                       11,236,247       11,215,679      11,228,866       11,215,679

   Effect of dilutive securities-
   stock options                            135,905           26,494         123,319           34,542
                                        ===========      ===========     ===========      ===========
   Denominator for diluted
   earnings per share-adjusted
   weighted average shares
   and assumed conversions               11,372,332       11,242,173      11,352,185       11,250,221
                                        ===========       ==========     ===========      ===========
Basic earnings per share                $       .14       $      .10     $       .48      $       .34
                                        ===========       ==========     ===========      ===========
Diluted earnings per share              $       .14       $      .10     $       .47      $       .34
                                        ===========       ==========     ===========      ===========
Pro forma net income per share:

   Basic                                                                                  $       .32
                                                                                          ===========
   Diluted                                                                                $       .32
                                                                                          ===========

Note D - Recent Acquisitions

On September 26, 1996 the Company issued 461,536 shares of common stock in a merger of Delta Software Systems, Inc. ("Delta Software") with and into a wholly owned subsidiary of the Company. The merger was accounted for as a pooling of interests. Accordingly, these consolidated financial statements have been restated for all periods to include the results of operations and financial position of Delta Software. For purposes of earnings per share computations, the shares issued in the combination with Delta Software have been treated as outstanding for all periods. In addition, in connection with the combination, Delta Software's "S" corporation status for income tax purposes was terminated. Pro forma information presents the combined pro forma tax expense periods of Delta Software as if it had been a "C" corporation during the nine months ended January 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue increased from $15.5 million for the quarter ended January 31, 1997 to $28.3 million for the quarter ended January 31, 1998, an increase of approximately 82.5%. Revenue increased from $46.7 million for the first nine months of fiscal 1997 to $77.8 million for the comparable period for fiscal 1998, an increase of approximately 66.7%. The increases were attributable primarily to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, an increase in equipment and software sales and leasing, and growth through acquisitions.

Gross profit increased from $3.9 million for the third quarter of fiscal 1997 to $8.6 million for the third quarter of fiscal 1998, an increase of approximately 118.7%. Gross profit increased from $12.8 million for the first nine months of fiscal 1997 to $23.7 million for the comparable period for fiscal 1998, an increase of approximately 85.2%. The increase was primarily attributable to the increase in revenue over the prior periods. Gross profit margin for the quarter increased from 25.4% to 30.4%, and gross profit margin for the comparable nine month periods increased from 27.4% to 30.4%, primarily because of the movement of the revenue mix to higher margin consulting revenue.

Other selling, general and administrative expenses increased from $2.3 million in the third quarter of fiscal 1997 to $5.1 million in third quarter of fiscal 1998, an increase of approximately 123.8%.

Other selling, general and administrative expenses increased from $7.5 million for the first nine months of fiscal 1997 to $13.4 million for the comparable period for fiscal 1998, an increase of approximately 78.4%. As a percent of revenues other selling, general and administrative expenses increased from 14.7% in the third quarter of fiscal 1997 to 18.0% for the third quarter of fiscal 1998, and also increased from 16.0% for the first nine months of fiscal 1997 to 17.2% for the comparable period for fiscal 1998. The increase in the dollar amount spent is primarily attributable to the increase in staffing as a result of SCB's regional business units becoming fully operational and the increased selling, general and administrative expenses attributable to acquired companies. The increase, as a percentage of revenues, is primarily attributable to the acquisition of The Partners Group, which has higher selling, general and administrative costs as a percentage of revenues than the rest of the Company's operations. Expenses related to the government's investigation into the TVA billing matter decreased from $148,000 for the third quarter of fiscal 1997 to $98,000 for the third quarter of fiscal 1998, and also decreased from $836,000 for the first nine months of fiscal 1997 to $235,000 for the comparable period for fiscal 1998.

Interest income decreased from $265,000 for the third fiscal quarter of 1997 to $48,000 in the third fiscal quarter of 1998, a decrease of approximately 81.7%. Interest income decreased from $760,000 for the first nine months of fiscal 1997 to $286,000 for the comparable period for fiscal 1998, a decrease of approximately 62.4%. The decrease was primarily attributable to the reduction in the Company's cash and cash equivalents as a result of recent acquisitions. Interest expense increased from none in the third fiscal quarter of 1997 to $622,000 in the third fiscal quarter of 1998. Interest expense also increased from none for the first nine months of fiscal 1997 to $1,123,000 for the comparable period for fiscal 1998. The increase was primarily the result of borrowings to fund a portion of the acquisition of The Partners Group, debt assumed in the acquisition of The Partners Group, and the financing of equipment used in the Company's Arizona data centers. Other expenses, primarily the amortization of goodwill in connection with the Company's recent acquisitions, increased from $42,000 for the third quarter of fiscal 1997 to $328,400 in the third quarter of fiscal 1998, and from $82,000 for the nine months of fiscal 1997 to $539,000 in the comparable period of fiscal 1998.

Liquidity and Capital Resources

Prior to the acquisition of The Partners Group, cash on hand from the Company's initial public offering in February 1996 and cash flow from operations had historically been the Company's primary source of liquidity. Cash flows from operations were $10,219,000 for the nine months ended January 31, 1998, as compared to $1,969,000 in the comparable period for fiscal 1997. The cash provided by operations increased during this period primarily because of increased profits and net investment in direct financing activities by The Partners Group.

The Company's working capital decreased from $20,539,000 as of January 31, 1997 to $10,358,000 as of January 31, 1998, primarily due to the use of cash for the acquisitions of Technology Management Resources, Inc. in February 1997 and The Partners Group in June 1997. The Company's current ratio at January 31, 1998 was 1.7:1.

The Company made capital expenditures during the first nine months of 1998 of $5.2 million. Such capital expenditures related primarily to the build-up and equipment purchases associated with the Company's Emerging Technology Centers in Memphis and Nashville, equipment purchases and other expenses related to making the Company's regional business units fully operational, and the purchase of assets relating to new outsourcing contracts. Furniture, fixtures and equipment also increased during the quarter as a result of the capitalization of certain equipment leases acquired in the acquisition of The Partners Group.

On July 10, 1997, the Company entered into a credit facility providing for borrowing of up to $16.0 million (the "Credit Facility"). The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on certain financial ratios. Certain of the Company's existing subsidiaries are co-borrowers or guarantors under the Credit Facility. All borrowings under the Credit Facility mature on August 1, 2000. At January 31, 1998, approximately $11.7 million was outstanding under the Credit Facility, which bore interest at 7.1%. The Company expects to negotiate an increase in amounts available for borrowing under the Credit Facility in the near future.

The Company believes cash flows from operations and amounts available under the Credit Facility will be sufficient to fund the Company's operating needs for at least the next twelve months. Although the Company is currently in preliminary discussions with several firms regarding potential acquisitions, presently there are no definitive agreements with such firms, and no assurance can be made that any transaction currently being discussed will be consummated. Any such transactions may be financed through borrowings under the Credit Facility, the issuance of securities (including Common Stock), or a combination of both.

Year 2000

Because SCB's business includes the assessment of clients' Year 2000 problems and the recommendation and implementation of solutions to such problems, SCB has long been aware of the potential adverse effects on a company if its systems are not Year 2000 compliant. SCB has also made an assessment of its computer systems and applications and believes such systems are Year 2000 compliant. Accordingly, SCB does not expect to incur significant costs in order to remedy Year 2000 problems of its own, if any, and does not believe that Year 2000 problems associated with its own systems will have a material adverse effect on SCB's business, operations, or financial condition.

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic area and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after

December 15, 1997, and therefore the Company will adopt the new requirements retroactively in fiscal 1999, which begins on May 1, 1998. Management has not completed its review of the statement, but does not anticipate that its adoption will have a significant effect on the Company's annual and interim reporting.

Recent Developments

In connection with the previously announced acquisition of substantially all of the assets of Technology Management Resources, Inc. (now known as Marino Holdings, Inc., "Marino") in February 1997, SCB initially agreed to issue Marino up to $4,000,000 in SCB Common Stock as additional purchase price based on growth in the acquired business's revenues and earnings for the fiscal years ending April 30, 1998, 1999, and 2000. Effective December 30, 1997, SCB agreed to pay Marino $1,200,000 in cash in full and final settlement of any additional purchase price payments. Also effective as of December 30, 1997, SCB released the $500,000 escrow amount that was being held to satisfy potential Marino indemnification obligations and terminated the employment of one of Marino's shareholders. The $1,200,000 additional purchase price will be treated as additional goodwill and will be amortized over a period of 30 years from February 1997.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The government's investigation into the TVA billing matter is continuing. In November 1997, the Company reported that Scott Cobb, its Chairman; Steve White, an Executive Vice President; and their administrative assistant have received letters notifying them that they are targets of the investigation. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1997 for additional information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) See Index to Exhibits following the Signature page.
         (b) No reports on Form 8-K were filed during the quarter ended January 31, 1998.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SCB COMPUTER TECHNOLOGY, INC.


                                      By: /s/ Gary E. McCarter
                                          -------------------------------------
                                      Title: Chief Financial Officer
                                             ----------------------------------
                                      Date: March 16, 1998
                                            -----------------------------------

                                Index to Exhibits


       Exhibit No.                        Description
       -----------                       -------------
            2           Settlement Agreement and Release dated as of December
                        30, 1997, by and among the Registrant, Technology
                        Management Resources, Inc. a wholly owned subsidiary of
                        Registrant, Marino Holdings, Inc., (formerly Technology
                        Management Resources, Inc.), Thomas R. Marshall and
                        Thomas V. Ruffino

           27           Financial Data Schedule (for the SEC use only)