Form 10-K
period 1998-04-30
SCB COMPUTER TECHNOLOGY INC
filed 1998-07-29
CIK 1005268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1998       Commission file number: 0-27694

                          SCB COMPUTER TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

           Tennessee                                      62-1201561
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

1365 West Brierbrook Road
Memphis, Tennessee                                            38138
-------------------------------                       -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on July 22, 1998, was approximately $228,277,653. The market value calculation was determined using the closing sale price of the Registrant's common stock on July 22, 1998 ($10.125 per share), as reported on The Nasdaq Stock Market's National Market.

          Shares of common stock, $.01 par value per share, outstanding on July 22, 1998 were 22,545,941.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K     Documents from which portions are incorporated by
                      reference

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders currently scheduled to be held on September 15, 1998, are incorporated by reference into Items 10, 11, and 12.

                          SCB COMPUTER TECHNOLOGY, INC.

                                     PART I
ITEM 1. BUSINESS

GENERAL

         SCB Computer Technology, Inc. ("SCB" or the "Company") is a leading provider of information technology (IT) management and technical services, through six regional operations, four subsidiaries, and its corporate service groups, to Fortune 500 companies, state and local governments and other large organizations. The Company's services primarily consist of: (1) CONSULTING, including evaluation, design, and re-engineering of computer systems, management, quality assurance and technical directions for IT projects, network planning and implementation, Year 2000 ("Y2K") compliance, and functional expertise and training; (2) OUTSOURCING, including system development and integration, maintenance, data center management, help desk and technical services, remote processing, and computer hardware sales and leasing; (3) PROFESSIONAL STAFFING, including providing skilled IT staff on an as-needed basis; and (4) ENTERPRISE RESOURCE PLANNING (ERP), including planning and evaluating, system analysis and administration, implementation and functional support.

         SCB was founded as a partnership in 1976 and incorporated under the laws of the State of Tennessee in 1984. The Company's principal executive offices are located at 1365 West Brierbrook Road, Memphis, Tennessee 38138, and its telephone number at that address is (901) 754-6577. The Company can also be contacted at the following Internet address: http://www.scb.com.

ACQUISITIONS

         The Company's revenues have increased significantly over the last five fiscal years, from $28.6 million in fiscal 1994 to $109.5 million in fiscal 1998. Prior to the Company's initial public offering (the "IPO") in February 1996, a substantial majority of the Company's growth was attributable to obtaining new IT clients and providing additional IT services to existing clients. Since the IPO, in addition to continuing to expand its services, expand existing client relationships, and add new clients, the Company has added revenues through the combination with or acquisition of other businesses. Since the IPO, the Company has engaged in the following significant business combinations and acquisitions:

                  Delta Software. On September 26, 1996, the Company effected a business combination with Delta Software Systems, Inc. ("Delta"), an information technology and consulting company and custom software programmer, pursuant to a merger of Delta with and into a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling of interests. As a result of the merger, all of the outstanding capital stock of Delta was converted into an aggregate of 1,384,608 shares (adjusted to give effect to stock splits) of the Company's common stock, par value $.01 per share (the "Common Stock").

                  Technology Management Resources. On February 28, 1997, the Company acquired substantially all of the assets of Technology Management Resources, Inc. ("TMRI"), an information technology consulting company, in a transaction accounted for using the purchase method of accounting. The negotiated purchase price for the assets included the assumption of certain liabilities (primarily accounts payable), $8,500,000 in cash, and up to $4,000,000 (payable in shares of Common Stock) contingent on growth in the acquired business's revenues and earnings in fiscal years ending April 30, 1998, 1999, and 2000. In December 1997, the Company paid TMRI's successor in interest $1,200,000 in cash in full and final settlement of any additional purchase price payments.

                  The Partners Group. Effective June 30, 1997, the Company acquired all of the outstanding capital stock of Partners Resources, Inc. ("PRI"), an information technology outsourcing company, and Partners Capital Group ("PCG" and, collectively with PRI, "The Partners Group"), a computer leasing company, in a transaction accounted for under the purchase method. The aggregate purchase price for the capital stock of the affiliated entities was $16,000,000 in cash. In addition, in May 1998 the former shareholders of PRI received earnout consideration based on the net income of PRI for the fiscal year ending December 31, 1997 in the form of 1,580,580 shares of the Common Stock and approximately $7.1 million in cash, net of approximately $962,000 of the original escrow retained due to PCG's failure to meet certain earnings goals as set forth in the acquisition agreement.

                  Proven Technology. On May 1, 1998, the Company effected a business combination with Proven Technology, Inc. ("Proven"), a system integration services company, pursuant to a merger of Proven with and into a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling of interests. As a result of the merger, all of the issued and outstanding capital stock of Proven was converted into an aggregate of 543,722 shares of Common Stock, of which 54,372 are being held in escrow to secure potential indemnification claims.

SCB SERVICES

         Consulting -- General

         The objective of SCB's consulting services engagements is to use proven techniques to assist clients in evaluating and redesigning IT operations to achieve improvements in IT cost, quality, and efficiency. SCB consultants frequently employ state-of-the-art information engineering methodologies and processes to assist clients in migrating from centralized, mainframe systems to open, client/server and other network architectures. General IT consulting services typically are designed to evaluate all phases of clients' projects, from front-end needs assessment surveys to detailed design and implementation of appropriate systems, and include:

         - performing an IT "wellness" test on a client's existing IT systems to determine whether the overall management information systems ("MIS") function is performing to optimum management and technical specifications;
         - developing an Information Strategy Plan ("ISP") that identifies a client's strategic organizational objectives, recommends an IT infrastructure, either firm-wide or by business unit, and establishes a time-line and prioritizes tasks for accomplishing the ISP;
         - forecasting a client's expected returns (or cost savings) on a particular technology investment;
         - creating IT project specifications that can be submitted for bids; and
         - designing and implementing hardware, networks, operating systems, and database infrastructures as well as integrating software applications with these infrastructures.

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

         Consulting --  Year 2000

         The Company's Y2K compliance consulting services combine comprehensive inventory, assessment, planning, remediation, testing, and follow-up to assist clients in managing the Year 2000 impact on their application software, system software, and mainframe and desktop hardware, a substantial portion of which services involve the use of Pro 2000(sm), the Company's proprietary suite of services, and ProVision 2000(sm), the Company's proprietary software aiding in "language specific" analysis of lines of code. The Company also uses third party suppliers of software tools for conversions, particularly in the mainframe applications. The Company's fees for these types of services range from hourly billings to payments per lines of computer code reviewed.

         In fiscal 1998, the Company derived less than 10% of its revenue from Y2K consulting services. Although the Company is currently providing services on a number of Year 2000 projects and continues to devote resources to the provision of these services, the Company expects demand for such services to decrease rapidly as the Y2K approaches and the implementation and testing of many Year 2000 conversion projects are completed. Accordingly, the Company is seeking to leverage its business relationships and knowledge of clients' IT systems obtained in Y2K engagements into additional projects involving other services not previously provided such clients by the Company, although there can be no assurance of the Company's ability to successfully do so.

         Consulting  --  Telecommunications

         Primarily through the Company's ProNetwork(SM), a systems monitoring and management tool for voice and data communications networks, SCB provides a comprehensive set of telecommunications and networking solutions for clients, based on SCB's experience and expertise in the following areas:

         - project management of large network-related projects;
         - development and implementation of Disaster Recovery Solutions;
         - network services (LAN/WAN, Design, Engineering);
         - implementation of Project Pilots and Tests Beds for integrated testing;
         - training;
         - help desk centers; and
         - remote network monitoring and management.

         Outsourcing

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

         The Company's outsourcing services are designed to support a wide range of legacy and client/server systems and include network design and management, systems support and maintenance, programming and application software development, client/server and other network maintenance, data center management, client staff training, and help desk services. Under the general direction of the client, SCB assumes full and ongoing management and technical responsibility for the installation or operation of a client's systems on a long-term basis, both at the client's business site and at SCB sites, including Emerging Technology Centers. Prior to The Partners Group acquisition in June 1997, SCB had not assumed asset ownership in connection with its outsourcing services. Since such acquisition, outsourcing services have involved substantial up-front expenditures to purchase IT systems equipment, hire personnel, and operate systems on behalf of certain outsourcing clients.

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

         Enterprise Resource Planning

         Enterprise Resource Planning ("ERP") is the process of integrating a company's software packages into a comprehensive package or system designed to eliminate inefficiencies caused by incompatible packages and systems. The Company has recently initiated the provision of ERP services, which include planning and evaluation, systems analysis and administration, recommendation of software packages, and implementation and functional support in migrating to a new system. This new line of services should allow the Company to capitalize on developing complete enterprise system work with existing clients as well as leading to additional revenue from new clients.

CLIENTS AND MARKETS

         The Company currently performs services for approximately 200 clients. SCB's clients represent a diverse group of governmental and quasi-governmental (including public utilities) entities and private industries. Most of the Company's clients are large organizations for which the Company delivers services to a number of business units or agencies. The Company also performs services for a number of Fortune 500 companies. Because of its diverse client base, the Company believes that it is not dependent on any single client, industry, or market.

         For the fiscal year ended April 30, 1998, the Company's top five clients (in terms of revenue to the Company) accounted for approximately 37% of the Company's revenue, and no client accounted for more than 10% of the Company's revenue.

         Generally, SCB's contracts with its top ten clients are, in accordance with industry practice, cancelable on short notice and without penalty (except with respect to the Company's larger outsourcing contracts), provide for monthly payment of fees, and establish other basic terms, such as the hourly billing rates for each type of SCB professional who performs work pursuant to the contract. Some contracts specifically define the services to be performed pursuant to the contract, while other contracts, particularly professional staffing services contracts, merely establish the basic parameters of the work (i.e., the system to be evaluated, designed, or maintained) and require that additional work orders be submitted for services to be performed. SCB is the exclusive service provider under certain contracts, while other contracts, particularly professional staffing services contracts, specifically allow the client to engage other vendors for the projects covered by the agreement.

MARKETING AND SALES

         The Company markets its services through senior management and a sales staff of 30 persons. The Company currently has personnel located at sales offices in 20 cities. Relationships with SCB's larger clients and key government personnel are maintained and fostered by at least one of the Company's executive officers. The Company believes that its senior management's hands-on involvement with major clients is a significant competitive advantage.

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

EMPLOYEES AND RECRUITING

         The Company currently employs approximately 1,100 persons, consisting of approximately 950 technicians, 30 salespersons, 50 recruiters, 6 executives, and 64 other administrative personnel. The Company believes there is a continuing shortage in the industry for computer professionals, especially programmers and systems designers, and the Company competes for these persons with in-house MIS departments and other computer services firms. In order to attract and retain these highly sought employees, the Company has recently expanded its equity-based awards programs, primarily in the form of options to purchase Common Stock, that are offered to such employees. The Company has also increased matching contributions to 401(k) participants' accounts.

         In general, the Company seeks to hire professionals who have substantial experience either with an in-house MIS department or another IT services firm. SCB recruits worldwide by soliciting resumes generated by advertisements in trade journals and major city newspapers. Employee referrals are another major source of recruiting leads and the Company awards bonuses to employees whose referrals lead to the hiring of a new IT professional. In addition, the Company's Web Site on the Internet (www.scb.com) is used for recruiting. Most of the Company's recruiters have technical or IT sales backgrounds and understand the skill sets needed for the project for which they are recruiting.

COMPETITION

         The Company believes its principal competitors, categorized according to the services performed, are as follows: (i) consulting services (including Y2K and telecommunications) - IBM; SHL Systemhouse Inc., Andersen Consulting, Computer Horizons Corporation, and EDS; (ii) outsourcing services - IBM, EDS, Perot Systems Corporation, Computer Sciences Corporation, Computer Management Sciences, Inc., and Andersen Consulting; (iii) professional staffing services - Computer Task Group, Inc., Computer Horizons Corporation, Keane, Inc., and Metro Information Services, Inc.; and (iv) ERP Services - Andersen Consulting, SAP Corp., PricewaterhouseCoopers LLP, Deloitte & Touche LLP, Ernst & Young LLP, and KPMG Peat Marwick LLP.

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

POTENTIAL LIABILITY TO CLIENTS

         Many of the Company's engagements, particularly with regard to Y2K services, involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes, and omissions in rendering its IT services. The Company also maintains general liability insurance coverage, including coverage for errors or omissions, which covers Y2K compliance. Although the Company believes that the insurance coverage is adequate in scope and amount, there can be no assurance that such coverage will continue to be available on acceptable terms or sufficient to cover one or more large claims. Furthermore, any litigation, regardless of its outcome, could result in substantial costs to the Company, diversion of management's attention from operations, and negative publicity, any of which could adversely affect the Company's results of operations and financial condition.

EXECUTIVE OFFICERS

         The following is a list of the executive officers of the Company, including all positions and offices held with the Company, as of April 30, 1998:


            NAME                           AGE                                    POSITION AND TERM
-----------------------------           ---------            -----------------------------------------------------------
T. Scott Cobb                              61                Mr. Cobb is a founder of the Company and has served as
                                                             Chairman of the Board since 1984.  From 1984 until June
                                                             1996, Mr. Cobb also served as President of the Company.
                                                             Mr. Cobb was a partner in Seltmann, Cobb & Bryant, the
                                                             Company's predecessor, from its formation in 1976.  Mr.
                                                             Cobb is the father of Jeffrey S. Cobb.

Ben C. Bryant, Jr.                         51                Mr. Bryant is a founder of the Company and has served as
                                                             Chief Executive Officer, Treasurer, and Vice Chairman of
                                                             the Board of the Company since 1984.  Mr. Bryant has also
                                                             served as President of the Company since June 1996.  Mr.
                                                             Bryant was a partner in Seltmann, Cobb & Bryant, the
                                                             Company's predecessor, from its formation in 1976.

Steve N. White                             51                Mr. White has served as Executive Vice President of
                                                             Development since June 1996 and as a Director since
                                                             December 1995.  Mr. White has also served in varying
                                                             capacities for the Company for more than 19 years,
                                                             including as Chief Operating Officer from 1990 to 1996.

Gordon L. Bateman                          49                Mr. Bateman joined the Company as a controller in 1984
                                                             and has served as Secretary since June 1996, and as
                                                             Executive Vice President of Finance and Administration
                                                             from December 1995 until May 1997, as Chief Financial
                                                             Officer from 1988 through April 1997, and as Chief
                                                             Administrative Officer since May 1997.  Mr. Bateman was
                                                             also a Senior Vice President of the Company from 1987 to
                                                             December 1995.

Jeffrey S. Cobb                            36                Mr. Cobb has served as Executive Vice President of
                                                             Operations since December 1995.  Mr. Cobb previously
                                                             served as Senior Vice President of Operations and
                                                             Administration from 1992 to December 1995, Director of
                                                             Projects from 1990 to 1992, and Director of Recruiting
                                                             from 1989 to 1990.  Mr. Cobb is the son of T. Scott Cobb.



            NAME                           AGE                                    POSITION AND TERM
-----------------------------           ---------            -------------------------------------------------------------
Gary E. McCarter                           49                Mr. McCarter has served as Chief Financial Officer since
                                                             May 1997. Mr. McCarter served as Senior Vice President,
                                                             Finance and Administration from November 1996 until April 1997.
                                                             Mr. McCarter served as a consultant employed by the Company from October 1995 until November 1996. Prior to October 1995,
                                                             Mr. McCarter served as a consultant to the Company as the owner of McCarter & Associates, a business consulting company, which he operated from 1986 to 1992 and from 1993 to 1995.  From 1992 to 1993, Mr. McCarter served as Vice President of Finance at
                                                             V.N.A. of Memphis, Inc., a home health care company.

ITEM 2.  PROPERTIES

         The Company owns its corporate headquarters buildings (aggregating approximately 13,200 square feet) and leases a building for its Emerging Technology Center and Memphis Regional Office (approximately 14,000 square feet) in Memphis, Tennessee under a long term lease expiring in May 2000 with a three year renewal option. The Company has Emerging Technology Centers and Regional Offices in Nashville, Tennessee (approximately 14,000 square feet) and Dallas, Texas (approximately 6,000 square feet) and Regional Offices only in Atlanta, Georgia (approximately 3,000 square feet), New York, New York (approximately 2,000 square feet), and Phoenix, Arizona (approximately 1,200 square feet). The Company leases sales offices or has access to office facilities in Baltimore, Maryland, Frankfort, Kentucky, Indianapolis, Indiana, Jackson, Mississippi, Kansas City, Missouri, Little Rock, Arkansas, Long Island, New York, Montgomery, Alabama, Phoenix, Arizona, Santa Fe, New Mexico, St. Louis, Missouri, and Omaha, Nebraska.

ITEM 3.  LEGAL PROCEEDINGS

         In May 1996, the Company was issued a subpoena by the Federal Grand Jury of the United States District Court for the Western District of Tennessee. Subsequent subpoenas have been issued to the Company and certain of its officers by the grand jury since May 1996 including several subpoenas issued as recently as June 1998. The Company has not been formally identified as the subject or target of the grand jury's investigation; however, in November 1997, T. Scott Cobb, the Company's Chairman, Steve N. White, the Company's Executive Vice President-Development, and their administrative assistant received letters formally notifying them that they were targets of the investigation. The Company believes that the grand jury's investigation relates to the Company's billing practices under its consulting contract with the Tennessee Valley Authority ("TVA"), that was completed in February 1996, particularly the hourly billings and expenses of Messrs. Cobb and White. Additionally, in July 1996, the Securities and Exchange Commission (the "SEC") notified the Company that the SEC is conducting an informal inquiry, which inquiry also appears to be focused on the TVA billings and the impact thereof on the Company's financial statements. The Company has not had any contact with the SEC in this regard since the Company's response to the SEC's initial inquiry.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter ended April 30, 1998.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         On February 14, 1996, the Company consummated the IPO of its Common Stock at a price per share of $5.17. The Common Stock is traded on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "SCBI." As of July 22, 1998, there were 126 shareholders of record and, based on securities positions listings, approximately 2,500 beneficial owners of the Common Stock.

         The following table sets forth for the period indicated, the high and low closing sales prices of the Company's Common Stock as reported by the Nasdaq National Market for each quarter in the prior two fiscal years:


1997                                                             High                               Low
----------------------------                                 ------------                       -----------
First Fiscal Quarter                                            $ 9.88                            $4.81
Second Fiscal Quarter                                           $ 7.17                            $5.58
Third Fiscal Quarter                                            $ 6.75                            $5.67
Fourth Fiscal Quarter                                           $ 6.33                            $5.33

1998
----------------------------
First Fiscal Quarter                                            $ 8.88                            $5.75
Second Fiscal Quarter                                           $10.88                            $7.92
Third Fiscal Quarter                                            $10.00                            $7.00
Fourth Fiscal Quarter                                           $13.50                            $8.25

         No cash dividends were declared or paid on the Common Stock during the fiscal years ended April 30, 1997 or 1998. The payment of cash dividends in the future will be at the Board of Directors' discretion and will depend on the Company's earnings, financial condition, capital needs, and other factors deemed pertinent by the Company's Board of Directors, including the limitations on the payment of dividends under state law and the Company's credit arrangements. It is the current intention of the Board of Directors not to pay cash dividends and to retain earnings, if any, to finance the operations and expansion of the Company's business.

         The terms of a Loan Agreement relating to a credit facility (the "Credit Facility"), by and between NationsBank of Tennessee, N.A.
("NationsBank"), the Company, and certain of its subsidiaries, limit the Company's ability to pay cash dividends to 25% of the Company's net income per fiscal year.

         On July 23, 1997, the Board of Directors of the Company declared a three-for-two stock split in the form of a 50% stock dividend, payable on September 3, 1997 to shareholders of record on August 20, 1997. In addition, on April 3, 1998, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock dividend payable on April 27, 1998 to shareholders of record on April 13, 1998. The information included herein has been adjusted to reflect such stock splits.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE AND SHARE DATA)


                                                                            FISCAL YEAR ENDED APRIL 30,
                                                         ----------------------------------------------------------
                                                           1998       1997        1996           1995        1994
                                                         --------    -------    ---------      --------    --------
INCOME STATEMENT DATA:
Revenue .........................................        $109,472    $64,064     $ 56,024      $ 39,170    $ 28,565
Cost of services ................................          75,634     46,586       39,508        27,027      20,543
                                                         --------    -------     --------      --------    --------
Gross profit ....................................          33,838     17,478       16,516        12,143       8,022
Selling, general and administrative expenses ....          18,975     10,117       13,345         9,642       7,969
                                                         --------    -------     --------      --------    --------
Income from operations ..........................          14,863      7,360        3,170         2,501          53
Other income (expense), net .....................          (2,362)       755          (27)         (146)         84
                                                         --------    -------     --------      --------    --------
Income before income taxes and cumulative effect
         of change in accounting principle ......          12,501      8,116        3,143         2,355         137
Provision for income taxes ......................           4,909      3,053        1,187           718         116
                                                         --------    -------     --------      --------    --------
Cumulative effect of change in method of
         accounting for income taxes ............              --         --           --            --         (36)
                                                         --------    -------     --------      --------    --------
Net income (loss) ...............................        $  7,592    $ 5,063     $  1,957      $  1,637    $    (15)
                                                         ========    =======     ========      ========    ========
Net income (loss) per share - basic* ............        $    .34    $   .23     $    .11      $    .09          --
                                                         ========    =======     ========      ========    ========
Net income (loss) per share - diluted* ..........        $    .33    $   .23     $    .11      $    .09          --
                                                         ========    =======     ========      ========    ========
Pro forma adjustment for income taxes ...........                        177          162           309          --
                                                                     -------     --------      --------    --------
Pro forma net income ............................                    $ 4,886     $  1,795      $  1,328    $    (15)
                                                                     =======     ========      ========    ========
Pro forma net income per share - basic ..........                    $   .22     $    .10      $    .08          --
                                                                     =======     ========      ========    ========
Pro forma net income per share - diluted ........                    $   .22     $    .10      $    .08          --
                                                                     =======     ========      ========    ========
Cash dividends declared per share ...............                         --           --      $  .0016    $  .0011
                                                                     =======     ========      ========    ========
Weighted average number of common shares - basic           22,464     22,432       18,556        17,546      17,546
                                                         ========    =======     ========      ========    ========
Weighted average number of common shares assuming
         conversion - diluted ...................          22,756     22,495       18,623        17,631      17,631
                                                         ========    =======     ========      ========    ========


                                                                                AS OF APRIL 30,
                                                         ----------------------------------------------------------
                                                           1998        1997        1996         1995         1994
                                                         --------    -------     --------      -------     --------
BALANCE SHEET DATA:
Working capital .................................        $ 17,007    $20,351     $ 24,643      $  1,347    $  1,189
Total assets ....................................          98,546     35,094       29,272         7,089       4,965
Long-term debt, less current portion ............          24,100         --           --           171         310
Total shareholders' equity ......................          39,881     31,633       26,796         2,862       1,783

---------------------------
   * After retroactive adjustment for all stock dividends and stock splits declared through April 30, 1998. The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company derives substantially all of its revenue from providing IT consulting, outsourcing, and professional staffing services. To date, the Company has derived less than 5% of its revenue from providing ERP services and less than 10% of its revenue from leasing activity. The increase in revenue from $28.6 million in fiscal 1994 to $109.5 million in fiscal 1998 is a function of three principal factors: (i) an increase in the volume of services provided (as measured by aggregate hours billed), (ii) a shift in the mix of services provided from lower rate professional staffing services to higher rate consulting and outsourcing services, and (iii) additional revenues attributable to acquired operations. In general, the Company recognizes revenue as services are performed. The Company's third fiscal quarter (ending January 31), in which the number of holidays and employee vacation days reduces the Company's employee billable hours, generally reflects lower revenue and profitability in comparison to the other three fiscal quarters.

         The Company has historically derived a significant portion of its revenue from a relatively limited number of clients. The Company currently performs services for approximately 200 clients, consisting of state and local governments, public utilities, Fortune 500 companies, and other large organizations. For the fiscal years ended April 30, 1998, 1997, and 1996, approximately 39%, 48%, and 55%, respectively, of the Company's revenue was attributable to governmental and quasi-governmental entities (such as public utilities), with the balance attributable to commercial enterprises.

         For the fiscal years ended April 30, 1998, 1997, and 1996, the Company's top five clients (in terms of revenue to the Company) accounted for approximately 37%, 49%, and 57% of the Company's revenue, respectively. From time to time the Company has substantial accounts receivable from its top five clients, but the Company has not experienced any significant payment problems from these clients. A material decrease in services provided to any of the largest clients of the Company could have an adverse impact on the Company's operating results.

         The Company's strategy has been to sustain growth in professional staffing revenue while simultaneously increasing the percentage of revenue contributed by consulting and outsourcing services. Generally, the Company charges its clients higher hourly rates for consulting and outsourcing services than for professional staffing services. The Company's marketing strategy emphasizes cross-selling all of its services to existing and potential clients. In addition to expanding existing client relationships, the Company has made a strategic determination to seek more high-value, premium-billing business, concentrating particularly on increasing its consulting, client/server, and other network engagements, as evidenced by the Company's recent commitment to expanding its ERP and telecommunications consulting service offerings.

         The Company's growth in fiscal 1998 and 1997 has been significantly affected by acquisition activity. In September 1996, the Company effected a business combination with Delta, an information technology consulting company and custom software programmer. In February 1997, the Company acquired substantially all of the assets of TMRI, an information technology consulting company. In June 1997, the Company acquired all of the outstanding stock of The Partners Group, information technology outsourcing and computer leasing companies. See "Item 1. Business -- Acquisitions." The Delta merger was accounted for as a pooling of interests and the Company's historical financial statements and management's discussion thereof have been restated to include the financial position and results of operations for Delta for periods prior to the merger. The TMRI transaction was accounted for as a purchase, and goodwill of approximately $9.4 million is being amortized ratably over a thirty year period. The Partners Group transaction was also accounted for as a purchase and goodwill of approximately $37 million, including the earnout payment made after the end of fiscal 1998, is being amortized ratably over a thirty year period.

         Prior to the Delta merger, Delta had elected "S" Corporation status for federal income tax purposes. As a result of the merger, Delta's S Corporation status was terminated. Accordingly, certain pro forma information is presented in the Company's Consolidated Statements of Income as if Delta had been a "C" Corporation for tax purposes during the periods presented.

RESULTS OF OPERATIONS

         Comparison of Fiscal 1998 to Fiscal 1997

         Revenue increased from $64.1 million in fiscal 1997 to $109.5 million in fiscal 1998, an increase of 70.9%. This increase was primarily attributable to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, and an increase of $26.7 million in sales resulting from the acquisition of The Partners Group.

         Gross profit increased from $17.5 million in fiscal 1997 to $33.8 million in fiscal 1998, an increase of 93.6%. This increase was attributable primarily to an increase in revenue. Gross profit margin increased from 27.3% to 30.9% during the period. Cost of services consists of all costs directly attributable to SCB personnel assigned to various client engagements, including salaries, benefits, training, travel, and relocation. The increase in the gross profit margin was primary attributable to a continued shift to higher margin consulting and outsourcing work.

         Selling, general and administrative expenses increased from $10.1 million in fiscal 1997 to $19.0 million in fiscal 1998, primarily due to The Partners Group acquisition and increased staffing relating to the Regional Offices. As a percentage of total revenues, selling, general, and administrative expenses increased from 15.8% in 1997 to 17.3% in 1998.

         Interest income decreased from $938,000 in fiscal 1997 to $347,000 in fiscal 1998, primarily as a result of the decrease in cash used to acquire The Partners Group. Interest expense increased to $2.0 million in 1998 primarily as a result of an increase in borrowings used to finance the acquisition of The Partners Group.

         Comparison of Fiscal 1997 to Fiscal 1996

         Revenue increased from $56.0 million in fiscal 1996 to $64.1 million in fiscal 1997, an increase of 14%. This increase was primary attributable to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, and an increase in equipment and software sales resulting from the Delta acquisition.

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

         Selling, general and administrative expenses decreased from $13.3 million in 1996 to $10.1 million in 1997. Selling, general and administrative expenses for 1996 included a $1.2 million stock bonus granted to certain management personnel. The decrease in 1997 relating to the 1996 stock bonus was offset by the expansion of the Company's sales and recruiting efforts and the continuing development of training programs for these departments. As a percentage of total revenue, selling, general, and administrative expenses decreased from 23.8% in 1996 to 15.8% in 1997.

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

         Selling, general and administrative expenses increased from $9.6 million in 1995 to $13.3 million in 1996, an increase of 38.4%. This increase was primarily attributable to a $1.2 million stock bonus granted to certain management personnel in October 1995 as well as the expansion of the Company's sales and recruiting efforts and the development of training programs for these departments. As a percentage of total revenue, selling, general, and administrative expenses decreased from 24.6% in 1995 to 23.8% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided by operating activities was approximately $2.9 million, $1.9 million, and $0.7 million for fiscal 1998, 1997, and 1996, respectively. The increase in cash flow in 1998 was primarily attributable to increased profits.

         The Company completed its IPO in February 1996. The net proceeds to the Company in the offering were $20.8 million, after deduction of underwriting commissions and other offering expenses. The proceeds from the offering were used primarily to repay $1.5 million in bank debt, to fund the acquisitions of TMRI and, in part, The Partners Group, and for working capital purposes. Pending such uses, the proceeds were invested in highly liquid investments, including securities purchased under agreements to resell.

         As a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company's current revolving Credit Facility provides for borrowing of up to $30 million. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on certain financial ratios. The Company's significant subsidiaries are co-borrowers under the Credit Facility. All borrowings under the Credit Facility mature on October 1, 2000. At April 30, 1998, borrowings under the Credit Facility bore interest at an aggregate rate of 7.16%. At July 28, 1998, the Company had approximately $5.0 million available for borrowing under the Credit Facility. The Company is currently in discussions with its lender to expand the Credit Facility to allow additional borrowings of up to $13.5 million, which borrowings would be secured by equipment purchased in connection with outstanding contracts.

         The Company's working capital decreased from $24.6 million at April 30, 1996 to $20.5 million at April 30, 1997, primarily as a result of the acquisition of the assets of TMRI for $8.5 million in cash, which was funded through cash on hand. The Company's working capital decreased from $20.5 million at April 30, 1997 to $17.0 million at April 30, 1998, primarily as a result of the acquisition of The Partners Group for $16 million in cash (including approximately $10.0 million from borrowings under the Credit Facility). In May 1998, the Company paid approximately $7.1 million to the former shareholders of PRI as additional consideration, which amount was funded from borrowings under the Credit Facility.

         The Company's historical capital expenditures have related primarily to the acquisition of office buildings used as the Company's corporate headquarters. With the acquisition of The Partners Group and the upfront purchases of equipment relating to their outsourcing contracts, the Company expects its capital expenditures to increase over prior periods. In fiscal 1998, the Company had approximately $8,959,000 in capital expenditures, the substantial majority of which were related to the purchase of equipment by The Partners Group, with additional capital expenditures for completion of the Memphis Emerging Technology Center and leasehold improvements related to an Emerging Technology Center in Nashville, Tennessee. The Company's only current material capital commitment relates to the purchases of equipment in connection with an outsourcing contract. The Company also intends to complete Emerging Technology Centers in Dallas, Texas and Atlanta, Georgia, the costs of which are expected to be funded by cash from operations.

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

YEAR 2000

         In fiscal 1998, the Company derived less than 10% of its revenue from Y2K consulting services. Many of the Company's engagements, particularly with regard to Y2K services, involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. See "Item 1. Business -- Potential Liability to Clients." Furthermore, any litigation, regardless of its outcome, could result in substantial costs to the Company, diversion of management's attention from operations, and negative publicity, any of which could adversely affect the Company's results of operations and financial condition.

         Because SCB's business includes the assessment of clients' Year 2000 problems and the recommendation and implementation of solutions to such problems, SCB has long been aware of the potential adverse effects on a company if its systems are not Year 2000 complaint. SCB has also made an assessment of its computer systems and applications and believes such systems are Year 2000 complaint. Accordingly, SCB does not expect to incur significant costs in order to remedy Year 2000 problems of its own systems, if any, and does not believe that Year 2000 problems associated with its own systems will have a material adverse effect on SCB's business, operations, or financial condition.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K may be deemed to contain certain forward-looking statements regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors, many of which are beyond the Company's control, including the Company's dependence on key clients; the Company's dependence on the availability, recruitment, and retention of qualified IT employees; the Company's dependence on key management personnel; the Company's potential liability to clients in connection with the provision of IT services, particularly Year 2000 services; the Company's ability to finance, sustain, and manage growth; the Company's ability to integrate acquired businesses; the timing and ultimate outcome of the governmental investigations of the Company and certain members of its management; competition; general economic conditions; and the like.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                      PAGE OF
                                                                                                     FORM 10-K
                                                                                                     ---------
           Report of Independent Auditors..................................................              16
           Consolidated Balance Sheets as of April 30, 1998 and 1997.......................              17
           Consolidated Statements of Income for each of the three years in the period
                    ended April 30, 1998...................................................              18
           Consolidated Statements of Shareholders' Equity for each of the three years in
                    the period ended April 30, 1998........................................              19
           Consolidated Statements of Cash Flows for each of the three years in the
                    period ended April 30, 1998............................................              20
           Notes to Consolidated Financial Statements......................................              21

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
SCB Computer Technology, Inc.

We have audited the accompanying consolidated balance sheets of SCB Computer Technology, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCB Computer Technology, Inc. and subsidiaries at April 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.


                                          /s/ Ernst & Young LLP



Memphis, Tennessee
June 16, 1998

                          SCB COMPUTER TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                             APRIL 30,
                                                                               --------------------------------

                                                                                    1998               1997
                                                                               -------------       ------------
ASSETS
Current assets:
Cash and cash equivalents:
Cash .....................................................................     $  2,983,372        $    947,083
Securities purchased under agreement to resell ...........................               --             787,704
Marketable securities ....................................................               --          10,080,000
                                                                               ------------        ------------
Total cash and cash equivalents ..........................................        2,983,372          11,814,787

Accounts receivable:
Trade, net of allowance for doubtful accounts of $73,891 in 1998
  and $19,861 in 1997 ....................................................       25,362,352          11,326,517
Related parties ..........................................................           99,553              12,018
Other ....................................................................               --               8,402
                                                                               ------------        ------------
                                                                                 25,461,905          11,346,937
Prepaid expenses .........................................................        2,632,076             307,287
Inventory ................................................................          439,182              28,182
Deferred federal and state income tax ....................................          335,663             231,663
                                                                               ------------        ------------
Total current assets .....................................................       31,852,198          23,728,856

Equipment under operating leases, net of accumulated
   depreciation of $450,396 ..............................................        5,266,429                  --

Fixed assets:
Buildings ................................................................        1,348,293           1,348,293
Furniture, fixtures, and equipment .......................................       15,221,841           1,813,920
Accumulated depreciation .................................................       (3,629,636)           (838,888)
                                                                               ------------        ------------
                                                                                 12,940,498           2,323,325
Land .....................................................................          209,912             444,670
                                                                               ------------        ------------
                                                                                 13,150,410           2,767,995

Other assets:
Investment in direct financing leases ....................................       17,109,698                  --
Goodwill, net of accumulated amortization of $824,844 ....................       26,115,672           8,150,782
Other ....................................................................        5,051,939             446,741
                                                                               ------------        ------------
                                                                                 48,277,309           8,597,523
                                                                               ------------        ------------
Total assets .............................................................     $ 98,546,346        $ 35,094,374
                                                                               ============        ============




LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable-trade ...................................................     $  3,614,622        $  1,072,451
Accrued and withheld payroll taxes, insurance, and payroll deductions ....          662,622             299,859
Accrued vacation .........................................................          924,296             660,763
Deferred revenue .........................................................        1,036,902                  --
Other accrued expenses ...................................................        1,730,862           1,007,102
Current portion of  notes payable, long term debt and capital
  lease obligation .......................................................        5,495,245                  --
Accrued federal and state income taxes ...................................        1,380,801             149,941
                                                                               ------------        ------------
Total current liabilities ................................................       14,845,350           3,190,116
Notes payable - revolving term loan ......................................       19,643,667                  --
Notes payable - non-recourse .............................................       18,072,026                  --
Long-term debt ...........................................................        3,138,455                  --
Capital lease obligation .................................................        1,317,527                  --
Deferred federal and state income taxes ..................................        1,648,220             270,761
                                                                               ------------        ------------
Total liabilities ........................................................       58,665,245           3,460,877

SHAREHOLDERS' EQUITY:
Preferred stock, no par value-authorized 1,000,000 shares, none issued ...               --                  --
Common stock-50,000,000 shares of $.01 par value authorized and 22,529,965 shares issued and outstanding at April 30, 1998 and 7,478,044 shares
   issued and outstanding at April 30, 1997 ..............................          225,300              74,780
Additional paid-in capital ...............................................       24,504,619          23,849,583
Retained earnings ........................................................       15,151,182           7,709,134
                                                                               ------------        ------------
Total shareholders' equity ...............................................       39,881,101          31,633,497
                                                                               ------------        ------------
Total liabilities and shareholders' equity ...............................     $ 98,546,346        $ 35,094,374
                                                                               ============        ============
See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                  YEAR ENDED APRIL 30,
                                                    --------------------------------------------
                                                        1998             1997            1996
                                                    -------------    ------------    ------------
Revenue .........................................   $ 109,471,727    $ 64,063,576    $ 56,023,871
Cost of services ................................      75,634,218      46,585,959      39,508,422
                                                    -------------    ------------    ------------
Gross profit ....................................      33,837,509      17,477,617      16,515,449

Selling, general and administrative expenses ....      18,975,986      10,117,297      13,345,063
                                                    -------------    ------------    ------------
Income from  operations .........................      14,861,523       7,360,320       3,170,386

Other income (expenses):
   Interest income ..............................         346,727         938,172         199,476
   Interest expense .............................      (1,951,635)             --         (69,304)
   Other, net ...................................        (755,989)       (182,764)       (157,100)
                                                     -------------    ------------    ------------
Total other income (expenses) ...................      (2,360,897)        755,408         (26,928)
                                                    -------------    ------------    ------------
Income before income taxes ......................      12,500,626       8,115,728       3,143,458

Income tax expense:
   Current ......................................       4,755,573       2,895,063       1,215,434
   Deferred (benefit) ...........................         152,937         157,627         (28,895)
                                                    -------------    ------------    ------------
Total income tax expense ........................       4,908,510       3,052,690       1,186,539
                                                    -------------    ------------    ------------

Net income ......................................   $   7,592,116    $  5,063,038    $  1,956,919
                                                    =============    ============    ============

Net income per share - basic* ...................   $         .34    $        .23    $        .11
                                                    =============    ============    ============
Net income per share - diluted* .................   $         .33    $        .23    $        .11
                                                    =============    ============    ============

Net income ......................................                    $  5,063,038    $  1,956,919

Pro forma adjustment for income taxes ...........                         177,000         162,000
                                                                     ------------    ------------

Pro forma net income ............................                    $  4,886,038    $  1,794,919
                                                                     ============    ============

Pro forma net income per share - basic* .........                    $        .22    $        .10
                                                                     ============    ============
Pro forma net income per share - diluted * ......                    $        .22    $        .10
                                                                     ============    ============

Weighted average number of common shares - basic       22,464,000      22,432,000      18,556,000
                                                    =============    ============    ============
Weighted average number of common shares assuming
   conversion - diluted .........................      22,756,000      22,495,000      18,623,000
                                                    =============    ============    ============

-----------

*The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and for all years give retroactive recognition to all stock dividends and stock splits.

See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                    NUMBER                      Additional                           Total
                                                      OF                         Paid-In                        Shareholders'
                                                    SHARES     Common Stock      Capital      Retained Earnings     Equity
                                                  ---------------------------------------------------------------------------

Balance at May 1, 1995 ........................     5,848,665    $  58,487    $  1,712,131    $    929,222    $  2,699,840
Issuance of Common Stock in connection with
   employees' stock grants ....................       125,948        1,259       1,226,734              --       1,227,993
Issuance of Common Stock in connection with
   initial public offering ....................     1,495,000       14,950      20,801,464              --      20,816,414
Issuance of Common Stock in cancellation of
   stock appreciation right ...................         7,506           75          94,925              --          95,000
Net income ....................................            --           --              --       1,956,919       1,956,919
                                                  ------------------------------------------------------------------------

Balance at April 30, 1996 .....................     7,477,119       74,771      23,835,254       2,886,141      26,796,166
Pre-merger dividends to former DSS owners .....            --           --              --        (240,000)       (240,000)
Other .........................................            --           --              --             (45)            (45)
Issuance of Common Stock in connection with the
   exercise of employee stock options .........           925            9          14,329              --          14,338
Net Income ....................................            --           --              --       5,063,038       5,063,038
                                                  ------------------------------------------------------------------------
Balance at April 30, 1997 .....................     7,478,044       74,780      23,849,583       7,709,134      31,633,497
Stock split (3 for 2) .........................     3,742,002       37,420              --         (37,420)             --
Stock split (2 for 1) .........................    11,264,648      112,648              --        (112,648)             --
Shares retired upon settlement of DSS escrow ..        (7,754)         (78)        (95,800)             --         (95,878)
Issuance of Common Stock in connection with the
   exercise of employee stock options .........        53,025          530         750,836              --         751,366
Net income ....................................            --           --              --       7,592,116       7,592,116
                                                  ------------------------------------------------------------------------
Balance at April 30, 1998 .....................    22,529,965    $ 225,300    $ 24,504,619    $ 15,151,182    $ 39,881,101
                                                  ========================================================================

See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                         YEAR ENDED APRIL 30,
                                                            ---------------------------------------------
                                                                 1998           1997              1996
                                                            ---------------------------------------------
OPERATING ACTIVITIES
Net income ..............................................   $  7,592,116    $  5,063,038    $  1,956,919
Adjustments to reconcile net income to net cash provided
   by operating activities:
Gain on lease disposals .................................       (628,514)           (500)             --
Provision for bad debts .................................         30,000           4,680              --
Depreciation ............................................      3,241,144         255,643         146,272
Amortization ............................................        756,344          72,032              --
Deferred income taxes ...................................        152,937         157,627         (28,895)
Stock grant .............................................             --              --       1,227,993
Issuance of common stock ................................             --              --          95,000
(Increase) decrease in:
Accounts receivable:
Trade ...................................................    (11,351,324)     (3,100,208)     (2,609,794)
Related parties .........................................        338,008           6,958          14,048
Other ...................................................          8,402          (8,402)             --
Prepaid expenses ........................................     (1,996,798)       (279,496)         64,827
Inventory ...............................................        386,940         (28,182)             --
Other assets ............................................     (4,927,494)       (427,792)          4,546
Net investment in direct financing lease activity .......      8,407,454              --              --
Deferred revenue ........................................       (356,589)             --              --
Increase (decrease) in:
Accounts payable-trade ..................................       (519,550)        253,216          (7,932)
Accrued federal and state income taxes ..................      1,230,860          26,734         103,421
Accrued vacation ........................................        263,533          83,295         116,976
Other accrued expenses ..................................       (114,673)       (175,731)       (399,932)
Accrued and withheld payroll taxes, insurance and accrued
   payroll deductions ...................................        362,763          27,954          55,156
                                                            --------------------------------------------
Total adjustments .......................................     (4,716,557)     (3,132,172)     (1,218,314)
                                                            --------------------------------------------
Net cash provided by operating activities ...............      2,875,559       1,930,866         738,605



INVESTING ACTIVITIES
Purchases of fixed assets ...............................     (8,959,456)       (792,187)       (687,727)
Proceeds from lease disposals ...........................      2,996,664             800              --
Purchase of The Partners Group ..........................    (16,806,411)             --              --
Purchase of Technology Management Resources, Inc. .......     (1,200,000)     (8,500,000)             --
Proceeds from land sale .................................        273,284              --              --
                                                            --------------------------------------------
Net cash used by investing activities ...................    (23,695,919)     (9,291,387)       (687,727)

FINANCING ACTIVITIES
Revolving term loan .....................................     25,000,000              --              --
Payments on revolving term loan .........................     (5,356,333)             --              --
Proceeds from initial public offering ...................             --              --      20,816,414
Net borrowings (repayments) under line of credit ........             --              --      (1,469,899)
Borrowings on long-term debt ............................      3,079,729              --              --
Payments on long-term debt ..............................     (1,419,802)             --        (170,952)
Options exercised .......................................        751,366          14,338              --
Repayment of capital lease obligations ..................       (315,205)             --              --
Proceeds from non-recourse debt .........................      3,400,182              --              --
Payment on non-recourse debt ............................    (13,150,992)             --              --
Payment of dividends ....................................             --        (240,000)        (29,067)
Other ...................................................             --             (45)             --
                                                            --------------------------------------------
Net cash provided (used) by financing activities ........     11,988,945        (225,707)     19,146,496
                                                            --------------------------------------------
Net increase (decrease) in cash and cash equivalents ....     (8,831,415)     (7,586,228)     19,197,374
Cash and cash equivalents at beginning of period ........     11,814,787      19,401,015         203,641
                                                            --------------------------------------------
Cash and cash equivalents at end of period ..............   $  2,983,372    $ 11,814,787    $ 19,401,015
                                                            ============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ...........................................   $  1,953,130    $         --    $     69,305
Income taxes paid .......................................      3,791,000       2,805,293       1,124,849

See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of SCB Computer Technology, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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
Buildings                                              31-39 years

GOODWILL

Goodwill represents the excess of the cost of businesses acquired using the purchase method of accounting over the fair value of the net identifiable assets at the date of acquisition and is being amortized using the straight line method over 30 years.

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

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


DIRECT FINANCING LEASES

Leases meeting the criteria for capitalization in accordance with SFAS No.13 are classified as direct financing leases. For direct financing leases, the sum of the minimum lease payments and the unguaranteed residual value is recorded as the gross investment in the lease. The difference between the gross investment and the cost of the leased property is recorded as unearned income. Income is recognized over the life of the lease using the interest method.

OPERATING LEASES

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

RESIDUAL INTEREST IN REMARKETED LEASE TRANSACTIONS

In certain instances, the Company will act as a lease intermediary, or will sell the ownership rights of a lease. Typically, in connection with such transactions, the Company retains a percentage interest in the residual value at the end of the lease. These residual interests are recorded at the present value of the Company's portion of the estimated gross residual value at the end of the lease.

INDIRECT LEASING COSTS

Indirect costs incurred in connection with leasing transactions, such as commissions and certain salaries, are capitalized and amortized over the lease period.

DETERMINATION OF GROSS RESIDUAL INTERESTS

The unguaranteed gross residual interests of equipment on direct financing leases, operating leases, and remarketed lease transactions are determined by assessing the technical and economic life of the equipment in relation to the length of the lease. The estimated gross residual interests are periodically reassessed to account for potential fluctuations in residual values. Reassessment procedures include independent appraisals, evaluation of new technological developments, and comparison of remaining estimated residual interests with residual values of leases which terminated during the current period.

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

PRO FORMA PROVISION FOR INCOME TAXES

During fiscal year 1997, the Company acquired Delta Software Systems, Inc. ("DSS") in a merger transaction accounted for as a pooling-of-interests. Prior to the merger, DSS had elected "S" Corporation status for income tax purposes. As a result of the merger, DSS terminated its "S" Corporation election. Pro forma provision for income taxes presents the combined pro forma tax expense of DSS as if it had been a "C" Corporation during the periods presented prior to acquisition date. There is no impact in the current year.

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

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

RECLASSIFICATION

Certain account reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation, none of which are material.

NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to previously reported fully diluted earnings per share. All earnings per share amounts for all periods prior to 1998 have been presented restated to conform to the SFAS No. 128 requirements. In addition, all share and per share amounts have been retroactively restated for stock dividends and splits declared on April 2, 1998 and July 24, 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximates fair values of these instruments at April 30, 1998 and 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic area and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in fiscal 1999. Management has not completed its review of the statement, but does not anticipate that its adoption will have a significant effect on the Company's annual and interim reporting.

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


2.   BUSINESS COMBINATIONS

Effective June 30, 1997, the Company acquired all the outstanding capital stock of Partners Resources, Inc. ("PRI"); an information technology outsourcing company and Partners Capital Group ("PCG"); a computer leasing company, which were accounted for using the purchase method of accounting. The cash consideration paid for these entities was $16,000,000 of which $1,600,000 was held in escrow for certain contingencies in accordance with the acquisition agreement. The operating results of PRI and PCG are included in the Company's consolidated statements of operations since July 1, 1997. The pro forma impact of the acquisition of PRI and PCG as if the transaction had occurred on May 1, 1996 is as follows (in thousands, except per share data):


                                                                             YEAR ENDED
                          PRO FORMA                                         APRIL 30, 1997
         --------------------------------------------------------------     -----------------
         Revenue                                                                $94,359
         Net income, including pro forma adjustment for income taxes            $ 3,293
         Net income per share, including pro forma adjustment for
            income taxes - basic and diluted*                                   $   .15

         ---------------
         *The net income per share above has been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and to give retroactive recognition to all stock dividends and stock splits.

During May 1998, the Company paid $7,127,437 and issued 1,580,582 additional shares of its common stock to the former shareholders of PRI as additional purchase price of $21,382,312. This was equal to 14 times PRI's net income for the calendar year ended December 31, 1997 calculated in accordance with the contingent purchase price provisions of the acquisition agreement. The Company received $962,154 of the original $1,600,000 escrow as PCG failed to meet its earnings benchmark as defined in the acquisition agreement. These transactions will result in additional goodwill that will be amortized over the remaining useful life.

In February 1997, the Company acquired substantially all of the assets of Technology Management Resources, Inc. ("TMRI"), a company in substantially the same business as the Company, which was accounted for using the purchase method of accounting. The consideration initially paid by the Company related to this acquisition was $8,500,000 of which $500,000 was held in escrow for certain contingencies in accordance with the acquisition agreement. The initial purchase price of $8,500,000 has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. SCB initially agreed to issue the former TMRI shareholders up to $4,000,000 in SCB Common Stock as additional purchase price contingent upon growth in the acquired business's revenues and earnings for the fiscal years ending April 30, 1998, 1999, and 2000. Effective December 30, 1997, SCB agreed to pay the former TMRI shareholders $1,200,000 in cash in full and final settlement of any additional purchase price payments which has been accounted for as additional goodwill. Also effective as of December 30, 1997, SCB released the $500,000 escrow amount that was being held to satisfy potential indemnification obligations and terminated the

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


employment of one of the former shareholders. The operating results of TMRI are included in the Company's consolidated statements of operations since March 1, 1997. The pro forma impact of the TMRI acquisition as if the transaction had occurred on May 1, 1996 is as follows (in thousands, except per share data):


                                                                             YEAR ENDED
                          PRO FORMA                                        APRIL 30, 1997
         -----------------------------------------------------------       --------------
         Revenue                                                              $67,694
         Net income, including pro forma
          adjustment for income taxes                                         $ 5,578
         Net income per share, including pro forma adjustment for
         income taxes - basic and diluted*                                    $   .25

         --------------
         *The net income per share above has been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and to give retroactive recognition to all stock dividends and stock splits.

In September 1996, the Company acquired DSS, a company in substantially the same business as the Company. The acquisition was accounted for using the pooling-of-interests method of accounting. The Company exchanged 1,384,608 shares of its common stock for all the outstanding stock of DSS. In November 1997, 7,754 common shares were returned to the Company and retired in settlement of indemnification claims under the original merger agreement. In accordance with the pooling-of-interests method of accounting, no adjustment has been made to the historical carrying amount of assets and liabilities of DSS. The accompanying consolidated financial statements have been restated to include the financial position and operating results of DSS for all periods prior to the merger.

3.   ACCOUNTS RECEIVABLE-TRADE

Accounts receivable-trade includes unbilled receivables of $9,916,821 and $499,636 under contracts to purchase services as of April 30, 1998 and 1997, respectively. Such amounts are billable upon completion of performance milestones. Substantially all of the unbilled amounts are expected to be collected within one year.

4. NET INVESTMENT IN DIRECT FINANCING LEASES

The components of the net investment in direct financing leases are as follows:


                                                                                 APRIL 30,
                                                                                   1998
                                                                                -----------
         Minimum lease payments receivable                                      $15,469,381
         Unguaranteed residual values of leased equipment                         3,809,905
         Indirect leasing costs                                                     181,418
         Unearned income                                                         (2,351,006)
                                                                                -----------
         Net investment in direct financing leases                              $17,109,698
                                                                                ===========

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


The following is a summary by year of the future minimum lease payments receivable from direct financing leases:


                     YEAR ENDING APRIL 30,
              ----------------------------------------
                             1999                                            $      8,415,505
                             2000                                                   4,639,506
                             2001                                                   2,051,720
                             2002                                                     343,864
                             2003                                                      18,786
                                                                             ----------------
         Total minimum future lease payments receivable                      $     15,469,381
                                                                             ================

The minimum lease payments receivable for all direct financing leases are assigned to lenders as security for non-recourse debt.

5.   RENTALS UNDER OPERATING LEASES

The following is a summary by year of the minimum future rentals on non-cancelable operating leases as of April 30, 1998.

                     YEAR ENDING APRIL 30,
              ----------------------------------------
                             1999                                            $      2,999,320
                             2000                                                   1,376,389
                             2001                                                     498,839
                                                                             ----------------
            Total minimum future rentals                                     $      4,874,548
                                                                             ================

All of the above future rentals have been assigned to lenders in connection with the repayment of non-recourse debt.

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


6.   NON-RECOURSE DEBT

At April 30, 1998 the non-recourse debt balances were $13,760,157 and $4,311,869 for direct financing leases and operating leases, respectively. The substantial portion of proceeds from the issuance of non-recourse debt was used to purchase assets leased under direct financing and operating leases. The assigned lease payments and the underlying leased property secure the non-recourse financing, which bears interest at rates ranging from 7.1% to 11.6%. The lenders receive lease payments directly from the lessees.

The following is a summary of the future maturities of non-recourse debt:


   YEAR ENDING          Debt Relating to Direct             Debt Relating to
    APRIL 30,             Financing Leases                  Operating Leases              Total
--------------          -----------------------             -----------------           ----------
      1999                    $ 5,988,326                    $ 2,802,369                $ 8,790,695
      2000                      5,225,689                      1,251,695                  6,477,384
      2001                      2,448,386                        229,836                  2,678,222
      2002                         97,756                         13,596                    111,352
      2003                             --                         13,596                     13,596
  Thereafter                           --                            777                        777
                              -----------                    -----------                -----------
                              $13,760,157                    $ 4,311,869                $18,072,026
                              ===========                    ===========                ===========

7. LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consisted of the following at April 30, 1998 and 1997:


                                                        APRIL 30,
                                              ----------------------------
                                                  1998            1997
                                              ----------------------------
Credit facilities                             $ 22,048,912  $           --
Long-term debt                                   5,738,455              --
Capital lease                                    1,807,527              --
                                              ----------------------------
                                                29,594,894              --
Less current portion*                            5,495,245              --
                                              ----------------------------
                                              $ 24,099,649  $           --
                                              ============================

            *Includes short-term lines of credit maturing in one year or less.


The Company has three credit facilities with State Bank under which the Company may borrow up to $2,405,244. The facilities have maturity dates ranging from June 30, 1998 to October 1, 1998, at which time they are renewable. The lines bear interest at rates ranging from 9.25% to 9.55%, and are primarily secured by computer equipment. The full credit amount of $2,405,244 was outstanding at April 30, 1998.

The Company has a revolving credit facility with NationsBank, which is secured by the assets of the various subsidiaries. The maximum amount available under this facility is $30,000,000, which bears interest at LIBOR plus an additional margin ranging from 0.75% to 1.5%, based on the funded debt to EBITDA ratio (an aggregate rate of 7.16% at April 30, 1998). The line of credit matures on October 1, 2000, and is renewable at that time. The outstanding balance on the credit facility at April 30, 1998 was $19,643,667.

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


The Company has several term notes with various lending institutions, which bear interest ranging from 8.44% to 9.55%. The notes have varying maturity dates, ranging from November 15, 1999 to August 31, 2001. The notes are secured primarily by computer equipment, as the majority of the notes were obtained for the purchase of such equipment.

The Company has a capital lease for computer equipment used on various outsourcing engagements. The capital lease is secured by this equipment, and bears interest at 8.44%. The lease expires on June 30, 2001.

Future maturities related to long-term debt and capital leases are as follows:

                                               LONG-TERM          Capital
        YEAR ENDING APRIL 30,                     DEBT            Leases
        ------------------------------------------------------------------
                 1999                         $2,600,000       $  490,000
                 2000                          2,256,833          532,921
                 2001                            778,952          579,683
                 2002                            102,670          204,923
                                              ----------       ----------
                                              $5,738,455       $1,807,527
                                              ==========       ==========

8.   EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan with an employee stock ownership plan
(ESOP) provision for full-time employees age 21 and over. Contributions are made at the discretion of the Board of Directors. The Company did not contribute to the plan for the years ended April 30, 1998, 1997 and 1996, but paid administrative expenses associated with the plan of $21,960, $6,660, and $5,980 in such years.

The Company also provides a qualified 401(k) profit sharing plan for full-time employees age 21 or over, and who have been with the Company for ninety days by April 30. Contributions by the Company are at the discretion of the Board of Directors. Contributions were $144,330, $93,413, and $32,916 for the years ended April 30, 1998, 1997 and 1996, respectively.

9.   EMPLOYMENT AGREEMENTS

Effective upon consummation of the initial public offering in February 1996, the Company entered into employment agreements with the two majority shareholders for a term of three years expiring April 30, 1999. These agreements provide for a base salary of $600,000 each for the initial year and increases 10% on May 1, 1997 and May 1, 1998. In the event the Company exceeds 110% to 125% of projected pre-tax earnings targeted by the Board of Directors, bonuses of up to $200,000 each per year would be earned. During 1997, the employment agreements were amended to reduce the amount of base salary to $300,000 each. No bonuses were paid to the two majority shareholders during fiscal 1998 or 1997.

10.   LEASES

Total rent expense for the years ended April 30, 1998, 1997, and 1996 was $1,015,572, $258,348, and $364,763, respectively. The Company leases certain office facilities and vehicles under terms of non-cancelable operating lease agreements, which expire at various dates.

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


Total future annual lease requirements are as follows:


                  1999                                  $1,241,124
                  2000                                     950,436
                  2001                                     811,984
                  2002                                     733,585
                  2003                                     733,585
                                                        ----------
                                                        $4,470,714
                                                        ==========

11.   SIGNIFICANT CUSTOMERS

The Company earns a significant portion of its revenue from its largest five customers. Revenues earned from its top five customers totaled 37%, 49%, and 57% for the years ended April 30, 1998, 1997 and 1996, respectively.

At April 30, 1998 and 1997 accounts receivable from these significant customers were $8,658,419 and $3,232,070, respectively.

12.   FEDERAL AND STATE INCOME TAXES

Significant components of the provision for income taxes are as follows:


                                           YEAR ENDED APRIL 30,
                            ----------------------------------------------
                                1998             1997             1996
                            ----------------------------------------------
  Federal:
           Current          $3,878,708       $2,439,146        $ 1,026,164
           Deferred            133,330          141,035            (24,500)
                            ----------------------------------------------
                             4,012,038        2,580,181          1,001,664
  State:
           Current             876,865          455,917            189,270
           Deferred             19,607           16,592             (4,395)
                           -----------------------------------------------
                               896,472          472,509            184,875
                           -----------------------------------------------
  Total                    $ 4,908,510       $3,052,690        $ 1,186,539
                           ===============================================

Deferred tax liabilities and assets are comprised of the following:


                                                                             APRIL 30,
                                                                 -------------------------------
                                                                      1998               1997
                                                                 -------------------------------
Deferred tax liability:
Leasing activities                                               $  1,188,262     $           --
Deductible goodwill                                                   339,880                 --
Other                                                                 120,078            270,761
                                                                 -------------------------------
Total deferred tax liability                                        1,648,220            270,761
Deferred tax assets:
Vacation expense                                                      335,663            231,663
                                                                 -------------------------------
Total deferred tax assets                                             335,663            231,663
                                                                 -------------------------------
Net deferred tax assets (liabilities)                            $ (1,312,557)    $      (39,098)
                                                                 ===============================

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:


                                                           YEARS ENDED APRIL 30,
                                 ------------------------------------------------------------------------
                                            1998                   1997                    1996
                                            ----                   ----                    ----
                                      AMOUNT    Percent      Amount     Percent      Amount      Percent
                                 ------------------------------------------------------------------------
Tax at U.S. statutory rates         $4,250,213    34.0%   $ 2,759,348     34.0%    $ 1,068,776     34.0%
State income taxes net of federal
    tax benefit                        591,672     4.7        311,856      3.8         122,018      3.9
Non-taxable income of company
    acquired in pooling                     --      --             --       --        (180,963)     5.8
Other-net                               66,625     0.6        (18,514)    (0.2)        176,708      5.6
                                    -------------------------------------------------------------------
                                    $4,908,510    39.3%   $ 3,052,690     37.6%    $ 1,186,539     37.7%
                                    ===================================================================

Partners Capital Group, a subsidiary of the Company, has a federal income tax loss carryforward for tax return purposes in excess of $2.9 million that was created primarily from leasing activities. These loss carryforwards expire in various amounts through 2011.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except per share amounts):


                                                                   YEAR ENDED APRIL 30,
                                                           ----------------------------------------
                                                                  1998          1997           1996
---------------------------------------------------------------------------------------------------
Numerator:
     Net income                                                 $ 7,592       $ 5,063       $ 1,957
                                                                =======       =======       =======
     Pro forma adjustment for income taxes                           --           177           162
                                                                -------       -------       -------
     Pro forma net income                                            --         4,886         1,795
                                                                =======       =======       =======
---------------------------------------------------------------------------------------------------
Denominator:
     Denominator for basic earnings per share -
     weighted average shares                                     22,464        22,432        18,556
     Effect of dilutive securities:
     Employee stock options                                         292            63            67
---------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted average and assumed conversions                      22,756        22,495        18,623
---------------------------------------------------------------------------------------------------
Basic earnings per share*                                       $  0.34       $  0.23       $  0.11
Basic pro forma earnings per share*                                  --       $  0.22       $  0.10
---------------------------------------------------------------------------------------------------
Diluted earnings per share*                                     $  0.33       $  0.23       $  0.11
Diluted pro forma earnings per share*                                --       $  0.22       $  0.10
---------------------------------------------------------------------------------------------------

      *The earnings per share amounts prior to 1998 have been restated to comply with SFAS No. 128, "Earnings per Share," and for all years give retroactive recognition to all stock splits.

14. STOCK INCENTIVE PLANS

The Stock Incentive Plans provide for the granting of incentive stock options or non-qualified options to employees and to the Company's non-employee directors to purchase shares of the Company's common stock. The options generally become exercisable within four years from the date of grant and expire ten years from the date of grant. Under the Plans, 3,000,000 shares of common stock have been reserved for distribution. The Plans also provide for grants of stock

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


appreciation rights and restricted stock. The following amounts reflect the effect of all stock dividends and splits declared through April 30, 1998:


                                                 FISCAL YEAR 1998            FISCAL YEAR 1997
                                         -------------------------------------------------------------
                                                            WEIGHTED                      WEIGHTED
                                                        AVERAGE EXERCISE              AVERAGE EXERCISE
                                           OPTIONS           PRICE          OPTIONS        PRICE
                                        --------------------------------------------------------------
Outstanding May 1                            1,093,050        $5.41         597,600        $5.17
Granted                                      1,172,075        $8.50         559,500        $5.63
Exercised                                     (112,330)       $6.75          (2,775)       $5.17
Cancelled                                     (137,612)       $7.35         (61,275)       $5.33
------------------------------------------------------------------------------------------------------
Outstanding April 30                         2,015,183        $7.01       1,093,050        $5.41
                                             =========                    =========
------------------------------------------------------------------------------------------------------
Exercisable at year end                        874,983        $6.69         366,375        $5.41


                                                               1998                         1997
                                                               ----                         ----
Weighted average fair value of options
   granted during the year                                    $4.25                        $2.86

Exercise prices for options outstanding as of April 30, 1998, ranged from $5.17 to $13.25. The weighted average remaining contractual life of those options is approximately eight years.

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

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rate of 6.04 percent and 6.56 percent; no dividend yield; volatility factors of the expected market price of the Company's common stock of .487; and a weighted average expected life of the option of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information follows:


                                                                 1998                1997                1996
                                                           -----------------------------------------------------
Pro forma net income:
     As reported-including pro forma for
     income taxes in 1997 and 1996                         $   7,592,116       $   4,886,038       $   1,794,919
Pro forma-for SFAS No 123                                  $   4,971,136       $   4,341,195       $   1,734,941
Pro forma earnings per share:
     As reported-including pro forma for
           income taxes in 1997 and 1996 - basic*          $         .34       $         .22       $         .10
     As reported-including pro forma for
            income taxes in 1997 and 1996 -                $         .33       $         .22       $         .10
            diluted*
Pro forma-for SFAS No 123 - basic*                         $         .22       $         .19       $         .09
Pro forma-for SFAS No 123 - diluted*                       $         .22       $         .19       $         .09

         *The net income per share above has been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and to give retroactive recognition to all stock dividends and stock splits.

15. CONTINGENCIES

In May 1996, the Company was issued a subpoena by the Federal Grand Jury of the United States District Court for the Western District of Tennessee. Subsequent subpoenas have been issued to the Company and certain of its officers by the grand jury since May 1996 including several subpoenas issued as recently as June 1998. The Company has not been formally identified as the subject or target of the grand jury's investigation; however, in November 1997, T. Scott Cobb, the Company's Chairman, Steve N. White, the Company's Executive Vice President-Development, and their administrative assistant received letters formally notifying them that they were targets of the investigation. The Company believes that the grand jury's investigation relates to the Company's billing practices under its consulting contract with the Tennessee Valley Authority ("TVA"), that was completed in February 1996, particularly the hourly billings and expenses of Messrs. Cobb and White. Additionally, in July 1996, the Securities and Exchange Commission (the "SEC") notified the Company that the SEC is conducting an informal inquiry, which inquiry also appears to be focused on the TVA billings and the impact thereof on the Company's financial statements. The Company has not had any contact with the SEC in this regard since the Company's response to the SEC's initial inquiry.

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

16. SUBSEQUENT EVENT

In May 1998, the Company combined with Proven Technology, Inc., ("PTI"), a company in substantially the same business as the Company. The combination was accounted for using the pooling-of-interests method of accounting. The

                         SCB COMPUTER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1998


Company exchanged 543,724 shares of its common stock for all the outstanding stock of PTI. The acquisition agreement requires 54,372 shares of the Company's stock to be held in escrow for certain contingencies.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                     JULY 31,     OCTOBER 31,  JANUARY 31,    APRIL 30,
QUARTER ENDED:                                         1997           1997         1998          1998
                                                  -------------------------------------------------------
Revenue                                            $21,333,202   $28,054,205   $28,275,210    $31,809,110
Cost of services                                    14,853,966    19,356,691    19,680,310     21,743,251
                                                 --------------------------------------------------------
Gross profit                                         6,479,236     8,697,514     8,594,900     10,065,859
Selling, general and administrative expenses         3,515,277     4,858,558     5,081,051      5,521,100
                                                 --------------------------------------------------------
Income from operations                               2,963,959     3,838,956     3,513,849      4,544,759
Other expenses                                          37,118       552,657       785,713        985,409
                                                 --------------------------------------------------------
Income before taxes                                  2,926,841     3,286,299     2,728,136      3,559,350
Income tax expense                                   1,138,400     1,267,664     1,189,046      1,313,400
                                                 --------------------------------------------------------
Net income                                         $ 1,788,441   $ 2,018,635   $ 1,539,090    $ 2,245,950
                                                 ========================================================
Net income per share - basic*                      $      0.08   $      0.09   $      0.07    $      0.10
                                                 ========================================================
Net income per share - diluted*                    $      0.08   $      0.09   $      0.07    $      0.10
                                                 ========================================================


Weighted average (basic)                            22,440,666    22,459,676    22,472,494     22,484,627
                                                 ========================================================

Adjusted weighted average shares and assumed
 conversion (diluted)                               22,634,148    22,734,298    22,744,304     22,911,445
                                                 ========================================================



                                                    JULY 31,      OCTOBER 31,    JANUARY 31,    APRIL 30,
QUARTER ENDED:                                        1996           1996            1997         1997
                                                 --------------------------------------------------------
Revenue                                            $15,581,317   $15,583,536   $15,491,395    $17,474,680
Cost of services                                    11,062,541    11,242,601    11,560,839     12,787,330
                                                 --------------------------------------------------------
Gross profit                                         4,518,776     4,340,935     3,930,556      4,687,350
Selling, general and administrative expenses         2,771,179     2,441,789     2,270,514      2,633,815
                                                 --------------------------------------------------------
Income from operations                               1,747,597     1,899,146     1,660,042      2,053,535
Other income                                           214,886       239,664       230,600         70,258
                                                 --------------------------------------------------------
Income before taxes                                  1,962,483     2,138,810     1,890,642      2,123,793
Income tax expense                                     684,905       804,000       725,700        838,085
                                                 --------------------------------------------------------
Net income                                         $ 1,277,578   $ 1,334,810   $ 1,164,942    $ 1,285,708
                                                 ========================================================
Net income per share - basic*                      $      0.06   $      0.06   $      0.05    $      0.06
                                                 ========================================================
Net income per share - diluted*                    $      0.06   $      0.06   $      0.05    $      0.06
                                                 ========================================================


Net income                                         $ 1,277,578   $ 1,334,810   $ 1,164,942    $ 1,285,708
Pro forma tax expense adjustment                       113,000        64,000            --             --
                                                 --------------------------------------------------------
Pro forma net income                               $ 1,164,578   $ 1,270,810   $ 1,164,942    $ 1,285,708
                                                 ========================================================

Pro forma net income per share:*
     Basic                                         $      0.06   $      0.06   $      0.05    $      0.06
                                                 ========================================================
     Diluted                                       $      0.06   $      0.06   $      0.05    $      0.06
                                                 ========================================================

Weighted average (basic)                            22,431,357    22,431,357    22,431,357     22,432,746
                                                 ========================================================

Adjusted weighted average shares and assumed
 conversion (diluted)                               22,431,357    22,502,766    22,484,346     22,477,737
                                                 ========================================================

*The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and for all periods give retroactive recognition to all stock dividends and stock splits.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders currently scheduled to be held on September 15, 1998 contains under the caption "Proposal One: Election of Directors" information required by Item 10 of Form 10-K and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I (Item 1.) of this Form 10-K under the caption "Business--Executive Officers."

ITEM 11.          EXECUTIVE COMPENSATION

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders currently scheduled to be held on September 15, 1998 contains under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Proxy Statement issued in connection with the Annual Meeting of Shareholders currently scheduled to be held on September 15, 1998 contains under the caption "Security Ownership of Certain Beneficial Owners and Management" information required by Item 12 of Form 10-K and is incorporated herein by reference.

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

         2.       Financial Statement Schedules: Not applicable.

         3.       Exhibits:

                  (a)      See Exhibit Index following signatures.

                  (b) The Company filed no Current Reports on Form 8-K during the fiscal quarter ended April 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Memphis, Tennessee, on July 29, 1998.

                                         SCB COMPUTER TECHNOLOGY, INC.


                                         By: /s/ Ben C. Bryant, Jr.
                                            -----------------------------------
                                               Ben C. Bryant, Jr., President
                                               and Chief Executive Officer



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


               SIGNATURE                                          TITLE                                        DATE
               ---------                                          -----                                        ----



/s/ T. Scott Cobb
-------------------------------                    Chairman of the Board of Directors                    July 29, 1998
T. Scott Cobb

/s/ Ben C. Bryant, Jr.
-------------------------------                    Chief Executive Officer, President, and               July 29, 1998
Ben C. Bryant, Jr.                                 Vice Chairman of the Board of
                                                   Directors (Principal Executive Officer)
/s/ Steve N. White
-------------------------------                    Director                                              July 29, 1998
Steve N. White

/s/ Gary E. McCarter
-------------------------------                    Chief Financial Officer (Principal                    July 29, 1998
Gary E. McCarter                                   Financial and Accounting Officer)

/s/ James E. Harwood
-------------------------------                    Director                                              July 28, 1998
James E. Harwood

/s/ Joseph W. McLeary
-------------------------------                    Director                                              July 29, 1998
Joseph W. McLeary

                                  EXHIBIT INDEX



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

         2.3          Settlement Agreement and Release, dated as of December 30, 1997, by and among the Company, Technology Management Resources,
                      Inc., a wholly-owned subsidiary of the Company, Marino Holdings,
                      Inc. (formerly Technology Management Resources, Inc.), Thomas
                      R. Marshall, and Thomas V. Ruffino (incorporated by reference to
                      Exhibit 2 to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1998).

         2.4          Stock Purchase Agreement by and among the Company and the
                      shareholders of Partners Capital Group, dated as of June 30, 1997
                      (incorporated by reference to Exhibit 2.1 of the Company's Current
                      Report on Form 8-K, dated July 24, 1997).  (Schedules and other exhibits are omitted from this filing.  The Company will furnish, as supplementary information, copies of the omitted materials to the
                      Securities and Exchange Commission upon request).

         2.5          Stock Purchase Agreement by and among the Company and the
                      shareholders of Partners Resources, Inc., dated as of June 30, 1997
                      (incorporated by reference to Exhibit 2.2 of the Company's Current
                      Report on Form 8-K, dated July 24, 1997). (Schedules and other exhibits are omitted from this filing.  The Company will furnish, as supplementary information, copies of the omitted materials to the
                      Securities and Exchange Commission upon request).

         4.1          Specimen Common Stock certificate (incorporated by reference to
                      Exhibit 4.1 to the Registration Statement on Form S-1 (Registration
                      No. 33-80707)).

         4.2          Article 7 of the Registrant's Amended and Restated Charter
                      (included in Exhibit 3.1) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (Registration No. 33-
                      80707)).

         4.3          Articles of Amendment to the Amended and Restated Charter of the
                      Company (incorporated herein by reference to Exhibit 4.2 to
                      Registration Statement on Form S-8 (Registration No. 333-36971)).

        10.1          Employee Stock Ownership Plan and Trust (incorporated by
                      reference to Exhibit 10.1 to the Registration Statement on Form S-1
                      (Registration No. 33-80707)).

        10.2          1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 33-
                      80707)).

         10.3         1997 Stock Incentive Plan (incorporated by reference to
                      Appendix I to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders held on September 23, 1997).

        10.4          Form of Employment Agreements between the Company and each of Messrs. T. Scott Cobb and Ben C. Bryant, Jr. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1
                      (Registration No. 33-80707)).

        10.5          Professional Services Agreement, dated as of December 1, 1990, by and between the Company and the Metropolitan Government of
                      Nashville and Davidson County, acting by and through the Electric
                      Power Board of said Government (including Amendment)
                      (incorporated by reference to Exhibit 10.4 to the Registration
                      Statement on Form S-1 (Registration No. 33-80707)).

        10.6          Second Amended and Restated Loan Agreement dated as of
                      March 12, 1998 among NationsBank of Tennessee, N.A., the
                      Company, and certain of its subsidiaries and form of promissory note.

         21           Subsidiaries of the Registrant.

         23           Consent of Ernst & Young LLP

         27           Financial Data Schedule (for SEC use only).
