Form 10-K/A
period 1998-04-30
SCB COMPUTER TECHNOLOGY INC
filed 1998-07-31
CIK 1005268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                               FORM 10-K/A No. 1

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on July 22, 1998, was approximately $143,000,000. The market value calculation was determined using the closing sale price of the Registrant's common stock on July 22, 1998 ($10.125 per share), as reported on The Nasdaq Stock Market's National Market.

          Shares of common stock, $.01 par value per share, outstanding on July 22, 1998 were 24,670,900.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K     Documents from which portions are incorporated by
                      reference

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders currently scheduled to be held on September 15, 1998, are incorporated by reference into Items 10, 11, and 12.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Memphis, Tennessee, on July 30, 1998.

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

        10.6          Amended and Restated Loan Agreement dated as of March 12, 1998 among NationsBank of Tennessee, N.A., the Company, and certain of its subsidiaries and form of promissory note.

         21           Subsidiaries of the Registrant.*

         23           Consent of Ernst & Young LLP*

         27           Financial Data Schedule (for SEC use only).*



-----------------------
*previously filed