Form 10-Q
period 1998-07-31
SCB COMPUTER TECHNOLOGY INC
filed 1998-09-14
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended July 31, 1998.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934. For the transition period from _______to ______.

Commission File No.:0-27694
                ------------

                          SCB Computer Technology, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Tennessee                                  62-1201561
--------------------------------------      -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         1365 W. Brierbrook Road
            Memphis, Tennessee                              38138
----------------------------------------     ----------------------------------
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

As of September 11, 1998, 24,671,776 shares of the Registrant's common stock were outstanding.

                               Index to Form 10-Q

                          SCB Computer Technology, Inc.

                                                                                                            Page
                                                                                                            Number
                                                                                                            ------
Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - July 31, 1998 and April 30, 1998........................................3

         Consolidated statements of income - Three months ended July 31, 1998 and July 31, 1997................4

         Consolidated statements of cash flows - Three months ended July 31, 1998 and July 31, 1997.....................................................................................5

         Notes to consolidated financial statements............................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................8


Part II.  Other Information

Item 1.  Legal Proceedings....................................................................................10

Item 2.  Changes in Securities................................................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................................................11

Signature.....................................................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          SCB COMPUTER TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                July 31, 1998      April 30, 1998
                                                                -------------      --------------
                                                 ASSETS
Current assets:
  Cash and cash equivalents                                          3,182,607          2,983,372
  Accounts receivable(net)                                          30,282,066         25,461,905
  Prepaid expenses                                                   2,595,810          2,632,076
  Inventory                                                            529,140            439,182
  Deferred federal and state income taxes                              370,663            335,663
                                                                 -------------       ------------
          Total current assets                                      36,960,286         31,852,198

  Investment in direct financing leases                             18,764,102         17,109,698


  Equipment under operating leases (net)                             5,181,293          5,266,429


Fixed assets:
  Buildings                                                          1,348,293          1,348,293
  Furniture, fixtures, and equipment                                32,867,262         15,221,841
  Accumulated depreciation                                          (7,145,016)        (3,629,636)
                                                                 -------------       ------------
                                                                    27,070,539         12,940,498
  Land                                                                 209,912            209,912
                                                                 -------------       ------------
                                                                    27,280,451         13,150,410
Goodwill (net)                                                      46,218,376         26,115,672
Other                                                                2,619,982          5,051,939
                                                                 -------------       ------------

          Total assets                                           $ 137,024,490       $ 98,546,346
                                                                 =============       ============


                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable-trade                                         $   4,936,742       $  3,614,622
  Accrued TVA settlement cost                                        1,900,000                  -
  Accrued and withheld payroll taxes,
    insurance, and payroll deductions                                  175,920            662,622
  Accrued vacation                                                   1,011,880            924,296
  Other accrued expenses                                             1,937,287          1,036,902
  Current portion of long term debt                                  6,038,459          5,495,245
  Deferred revenue                                                   1,087,113          1,730,862
  Accrued federal and state income taxes                             2,483,530          1,380,801
                                                                 -------------       ------------
          Total current liabilities                                 19,570,931         14,845,350

  Deferred federal and state income taxes                              884,145          1,648,220
  Notes payable-revolving  loan                                     25,601,000         19,643,667
  Notes payable-nonrecourse                                         20,810,319         18,072,026
  Other long term debt                                              13,617,085          3,138,455
  Capital lease obligations                                          1,167,064          1,317,527
                                                                 -------------       ------------

        Total long term liabilities                                 62,079,613         43,819,895
                                                                 -------------       ------------

          Total liabilities                                         81,650,544         58,665,245
Shareholders' equity:
  Preferred stock, no par value-authorized
    1,000,000 shares, none issued                                            -                  -
  Common stock-50,000,000 shares of $.01
    par value authorized and 24,671,026
    shares issued and outstanding at
    July 31, 1998 and 22,529,965 shares
    issued and outstanding at April 30, 1998                           246,710            225,300
  Additional paid-in capital                                        38,860,707         24,504,619
  Retained earnings                                                 16,266,529         15,151,182
                                                                 -------------       ------------
          Total shareholders' equity                                55,373,946         39,881,101
                                                                 -------------       ------------
          Total liabilities and shareholders' equity             $ 137,024,490       $ 98,546,346
                                                                 =============       ============


See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           Three Months
                                                              Ended
                                                             July 31,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------     -------------
Revenue                                          $ 35,488,610      $ 21,333,202
Cost of services                                   24,042,414        14,853,966
                                                 ------------      ------------
Gross profit                                       11,446,196         6,479,236

Provision for settlement of TVA matter              1,900,000              --
Other selling, general and
  administrative expenses                           6,196,366         3,515,276
                                                 ------------      ------------
          Total operating expenses                  8,096,366         3,515,276
                                                 ------------      ------------
Income from operations                              3,349,830         2,963,960

Other income (expenses):
  Interest expense                                   (901,471)         (108,301)
  Other, net                                         (355,092)           71,183
                                                 ------------      ------------
       Total other income (expenses)               (1,256,563)          (37,118)
                                                 ------------      ------------
Income before income taxes                          2,093,267         2,926,842

Income tax expense                                  1,197,000         1,138,400
                                                 ------------      ------------

Net income                                       $    896,267      $  1,788,442
                                                 ============      ============

Net income per share-basic                       $       0.04      $       0.08
                                                 ============      ============

Net income per share-diluted                     $       0.04      $       0.08
                                                 ============      ============

Weighted average number of common
  shares-basic                                     24,665,318        22,440,666
                                                 ============      ============

Weighted average number of common
  shares-diluted                                   25,114,168        22,634,148
                                                 ============      ============




See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three Months
                                                                  Ended
                                                                  July 31,
                                                      -----------------------------
                                                          1998             1997
                                                      ------------     ------------
OPERATING ACTIVITIES
Net income                                            $    896,267     $  1,788,441
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                          2,105,707          736,228
  Deferred income taxes                                     35,000            1,000
  (Increase) decrease in:
    Accounts receivable-trade                           (4,820,161)        (439,262)
    Prepaid expenses                                        36,266         (113,970)
    Inventory                                              (89,958)          57,731
    Net investment in direct financing activity         (1,569,268)         283,770
    Deferred revenue                                       643,749        1,203,677
    Other assets                                         2,431,957         (596,872)
  Increase (decrease) in:
    Accounts payable-trade                               1,322,120         (965,549)
    Accrued federal and state income taxes               1,113,429          878,998
    Accrued vacation                                        87,584           (7,691)
    Accrued TVA settlement cost                          1,900,000                -
    Other accrued expenses                                 900,385          (90,773)
    Deferred taxes                                        (764,075)        (247,961)
    Accrued and withheld payroll taxes,
      insurance, and payroll deductions                   (486,702)          90,022
                                                      ------------     ------------
        Total adjustments                                2,846,033          789,348
                                                      ------------     ------------
Net cash provided by operating
  activities                                             3,742,300        2,577,789

INVESTING ACTIVITIES
Purchases of fixed assets                              (17,272,134)        (894,194)
Purchase of The Partners Group                          (7,127,473)     (16,000,000)
Proceeds from land sale                                          -          234,758
                                                      ------------     ------------
Net cash used by investing activity                    (24,399,607)     (16,659,436)

FINANCING ACTIVITIES
Proceeds from revolving loan                             7,000,000       16,000,000
Payments on revolving loan                              (1,042,667)     (12,202,000)
Proceeds from loan                                      15,000,000                -
Options exercised                                          122,471           54,813
Repayment of capital lease obligations                    (150,463)               -
Proceeds from non-recourse debt                          3,000,000                -
Payment on non-recourse debt                              (261,707)        (763,500)
Payments on long-term debt                              (2,811,092)        (137,743)
                                                      ------------     ------------
Net cash provided  by financing
  activities                                            20,856,542        2,951,570
                                                      ------------     ------------
Net increase (decrease) in cash and cash
  equivalents                                              199,235      (11,130,077)
Cash at beginning of period                              2,983,372       11,814,787
                                                      ------------     ------------
Cash at end of period                                 $  3,182,607     $    684,710
                                                      ============     ============
Supplemental disclosures of cash flow
  information:
  Interest paid                                       $    901,471     $    108,301
  Income taxes paid                                   $    865,759     $    260,402


See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                                  July 31, 1998

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended April 30, 1998 filed with the Securities and Exchange Commission.

Note B - Change in Capitalization

On July 23, 1997, the Board of Directors of the Company declared a three-for-two stock split in the form of a 50% stock dividend, paid on September 3, 1997, to shareholders of record on August 20, 1997. On April 2, 1998, the Board of Directors of the Company also declared a two-for-one stock split, which was effected in the form of a 100% stock dividend and was paid on April 27, 1998 to shareholders of record at the close of business on April 13, 1998. All share and per share amounts have been retroactively restated to reflect the stock splits.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three months ended
                                                                    July 31,
                                                       --------------------------------
                                                            1998                1997
                                                       --------------------------------
Numerator
Net Income                                              $    906,967       $  1,788,442
                                                        ============       ============
Denominator for basic earnings per share-weighted
         averages shares                                  24,665,318         22,440,666
                                                        ============       ============
Effect of dilutive securities-stock options                  448,850            193,482
                                                        ------------       ------------
Denominator for diluted earnings per share-adjusted
         weighted average shares and assumed
         conversions                                      25,114,168         22,634,148
                                                        ============       ============
Basic earnings per share                                $        .04       $        .08
                                                        ============       ============
Diluted earnings per share                              $        .04       $        .08
                                                        ============       ============


Note D - Acquisitions

Effective June 30, 1997, the Company acquired all the capital stock of Partners Resources, Inc. ("PRI"), an information technology outsourcing company, and Partners Capital Group ("PCG"), a computer leasing company, which acquisitions were accounted for using the purchase method of accounting. The cash consideration initially paid for these entities was $16,000,000. The operating results of PRI and PCG have been included in the Company's consolidated statement of income since July 1, 1997. PRI and PCG have historically operated as affiliated companies and are sometimes referred to collectively herein as "The Partners Group."

In May 1998, the Company paid $21,382,212 as additional consideration to the former shareholders of PRI. Such additional consideration was in the form of $7,127,437 in cash and 1,580,582 shares of its common stock and was calculated pursuant to the earnout formula contained in the original PRI acquisition documents. At the same time, the Company and received $962,154 on a return of purchase price for the PCG acquisition because of PCG's failure to achieve certain agreed to earnings targets. These transactions resulted in additional goodwill that will be amortized over the remaining useful life.

In May 1998, the Company effected a business combination with Proven Technology, Inc. ("PTI"), a company in substantially the same business as the Company. The combination was accounted for the using the pooling-of-interests method of accounting. The Company exchanged 543,724 shares of its common stock for all the outstanding stock of PTI of which 54,372 shares are being held in escrow to secure potential indemnification claims. Because of its size, the transaction does not require restatement of prior financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue increased from $21.3 million for the quarter ended July 31, 1997 to $35.5 million for the quarter ended July 31, 1998, an increase of 66.4%. The increase was attributable primarily to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, an increase in equipment and software sales and leasing, and growth through acquisitions, including a full quarter's results from the acquisition of The Partners Group.

Gross profit increased from $6.5 million for the first quarter of fiscal 1998 to $11.4 million for the first quarter of fiscal 1999, an increase of 76.7%. The increase was primarily attributable to the increase in revenue over the prior periods. Gross profit margin for the quarter increased from 30.4% to 32.3%, primarily because of the movement of the revenue mix to higher margin consulting revenue and a general increase in hourly rates.

Other selling, general and administrative expenses increased from $3.5 million in the first quarter of fiscal 1998 to $6.2 million in first quarter of fiscal 1999, an increase of 76.3%. As a percent of revenue, other selling, general and administrative expenses increased from 16.5% in the first quarter of fiscal 1998 to 17.5% for the first quarter of fiscal 1999. The increase in the dollar amount spent is primarily attributable to the increase in staffing as a result of SCB's regional business units becoming fully operational and the increased selling, general and administrative expenses attributable to acquired companies. The increase, as a percentage of revenue, is primarily attributable to the acquisition of The Partners Group, which has higher selling, general and administrative costs as a percentage of revenue than the remainder of the Company's operations. Expenses related to the government's investigation into the TVA billing matter increased from $38,000 for the first quarter of fiscal 1998 to $57,000 for the first quarter of fiscal 1999. In addition, in the first quarter of fiscal 1999, the Company provided for an accrual of $1,900,000, which is reflected separately on the income statement, in anticipation of the settlement of the TVA billing matter as discussed herein. See "Part II - Item 1. Legal Proceedings."

In connection with the resignation of an officer of the Company, SCB will record a one-time expense of approximately $800,000 in the fiscal quarter ending October 31, 1999, with noncompete payments to such former officer (aggregating $980,000) being amortized ratably over future periods.

Interest expense increased from $108,000 in the first quarter of fiscal 1998 to $901,000 in the first quarter of fiscal 1999. The increase was primarily the result of borrowings to fund a portion of the acquisition of The Partners Group, debt assumed in the acquisition of The Partners Group, and the financing of equipment associated with new outsourcing contracts. Other expenses, net, primarily the amortization of goodwill in connection with the Company's recent acquisitions, increased from $71,000 of income for the first quarter of fiscal 1998 to $355,000 of expense in the first quarter of fiscal 1999, which amount reflects the full impact of goodwill amortization associated with the additional earnout consideration paid in May 1998 in connection with The Partners Group acquisition.

Liquidity and Capital Resources

Prior to the acquisition of The Partners Group, cash on hand from the Company's initial public offering in February 1996 and cash flow from operations had historically been the Company's primary source of liquidity. Cash flows from operations were $3,672,000 for the three months ended July 31, 1998, as compared to $2,578,000 in the comparable period for fiscal 1998. The cash provided by operations increased during this period primarily because of an increase in revenue.

Primarily as a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company's current revolving Credit Facility, which was amended on July 31, 1998, is comprised of a revolving line of credit of up to $30 million, the proceeds of which can be used for general corporate purposes, including acquisitions, and a term loan of $15 million, the proceeds of which were used to purchase certain equipment in connection with an outsourcing engagement, which equipment serves as collateral for the term loan. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on certain financial ratios. The Company's significant subsidiaries are co-borrowers under the Credit Facility. All borrowings under the revolver mature on October 1, 2000. The term loan provides for monthly payments of principal and interest of $130,348 until January 15, 1999, when monthly payments increase to $353,845 until the term loan matures on July 15, 2002. At July 31, 1998, borrowings under the Credit Facility bore interest at a rate of 7.14%. At July 31, 1998, the Company had approximately $4.4 million available for borrowing under the revolver. The maximum amount available under the revolver will reduce to $28.75 million on February 1, 1999.

The Company's working capital increased from $17,007,000 as of July 31, 1997 to $17,389,000 as of July 31, 1998, primarily due to increased accounts receivable. The Company's current ratio at July 31, 1998 was 1.9:1.

The Company made capital expenditures during the first three months of fiscal 1999 of $17.3 million. Such capital expenditures related primarily to the purchase of computer equipment for new outsourcing contracts for The Partners Group.

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

Year 2000

In fiscal 1998, the Company derived less than 10% of its revenue from Year 2000 ("Y2K") consulting services and anticipates that such percentage will decrease in fiscal 1999. Many of the Company's engagements, particularly with regard to Y2K services, involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Furthermore, any litigation, regardless of its outcome, could result in substantial costs to the Company, diversion of management's attention from operations, and negative publicity, any of which could adversely affect the Company's results of operations and financial condition.

Because SCB's business includes the assessment of clients' Year 2000 problems and the recommendation and implementation of solutions to such problems, SCB has long been aware of the potential adverse effects on a company if its systems are not Year 2000 compliant. SCB has also made an assessment of its computer systems and applications and believes its systems are Year 2000 compliant. Accordingly, SCB does not expect to incur significant costs in order to remedy Year 2000 problems of its own systems, if any, and does not believe that Year 2000 problems associated with its own systems will have a material adverse effect on SCB's business, operations, or financial condition.

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic area, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and the Company will adopt the new requirements for fiscal 1999, but it is not required to disclose segment information until its April 30, 1999 year end annual report. In the Company's first quarter report for July 31, 1999 and in subsequent quarters, it will present the interim disclosures for both fiscal 2000 and comparative fiscal 1999 interim information.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may be deemed to contain certain forward-looking statements regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors, many of which are beyond the Company's control, including the Company's dependence on key clients; the Company's dependence on the availability, recruitment, and retention of qualified IT employees; the Company's potential liability to clients in connection with the provision of IT services, particularly Year 2000 services; the Company's dependence on key management personnel; the Company's ability to finance, sustain, and manage growth; the Company's ability to integrate acquired businesses; the timing and ultimate outcome of the governmental investigations of the Company, including the Company's ability to negotiate a definitive settlement with the government related to the TVA matter on the terms described herein and the tax and accounting treatment for payments related to such settlement; competition; general economic conditions; and the like.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company has reached a tentative agreement with the United States Attorney for the Western District of Tennessee and the TVA to settle on a civil basis all claims against the Company relating to the TVA billing matter. The Company is in the process of negotiating with the government regarding the amount of the civil settlement, which it anticipates will occur before 1998 calendar year end. Such settlement is contingent on, among other things, the agreement by a former officer of the Company to plead guilty to a felony charge and the Company's ability to agree with the government as to the actual amount of damages. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998 for additional information.

ITEM 2.  CHANGES IN SECURITIES.

         In May 1998, the Company issued 1,580,582 shares of its Common Stock to the former shareholders of PRI as partial payment of earnout consideration in accordance with the terms of the acquisition agreement entered into between such former shareholders and the Company in July 1997. The issuances were made in reliance on the exemption provided by
         Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for a transaction not involving a public offering.

         On May 1, 1998, the Company issued 543,724 shares of Common Stock to the former shareholders of PTI in connection with the merger of PTI with and into a wholly owned subsidiary of the Company. The issuances were made in reliance on the exemption provided by Section 4(2) of the Securities Act for a transaction not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   See Index to Exhibits following the Signature page.
         (b) No reports on Form 8-K were filed during the quarter ended July 31, 1998.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SCB COMPUTER TECHNOLOGY, INC.


                                      By:  /s/ Gary E. McCarter
                                         --------------------------------------

                                      Title: Chief Financial Officer
                                            -----------------------------------

                                      Date:  September 14, 1998
                                            -----------------------------------

                                Index to Exhibits



     Item                                  Description
     ----                                  -----------
    10.1             Second Amended and Restated Loan Agreement dated as of July 31,
                     1998 among NationsBank of Tennessee, N.A., the Company, and certain of its subsidiaries and form of promissory note.

    10.2*            Mutual Release, dated August 27, 1998, by and between Steve
                     N. White and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 4, 1998).

    10.3*            Noncompetition, Confidentiality, and Nondisparagement
                     Agreement, dated August 27, 1998, by and between Steve
                     N. White and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated September 4, 1998).

    10.4* Stock Restriction Agreement, dated August 27, 1998, by and between Steve N. White and the Company (incorporated by reference to Exhibit 10.3 to the Company's Current
                     Report on Form 8-K, dated September 4, 1998).

    10.5* Cancellation of Option Agreement, dated August 27, 1998, by and between Steve N. White and the Company (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated September 4, 1998).

     27              Financial Data Schedule (for the SEC use only).

--------------

*Management Contract or Compensatory Plan