Form 10-K/A
period 1998-04-30
SCB COMPUTER TECHNOLOGY INC
filed 1998-09-25
CIK 1005268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                FORM 10-K/A NO. 2

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1998         Commission file number: 0-27694

                          SCB COMPUTER TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Tennessee                                            62-1201561
---------------------------------                         ----------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

1365 West Brierbrook Road
Memphis, Tennessee                                                 38138
---------------------------------                         ----------------------
(Address of principal executive                                  (Zip Code)
offices)

       Registrant's telephone number, including area code: (901) 754-6577
                                                           ---------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                   ------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X     No
      -----      -----

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3), certain information concerning executive officers of SCB Computer Technology, Inc. (the "Company") is included in Part I under Item 1 under the caption "Business - Executive Officers" of the Company's Form 10-K for the fiscal year ended April 30, 1998, filed with the Securities and Exchange Commission on July 29, 1998.

DIRECTORS

         The following persons are the current members of the Board of Directors of the Company:

      NAME                  AGE                        POSITION AND TERM
      ----                  ---                        -----------------

T. Scott Cobb               61          Mr. Cobb is a founder of the Company and has served
                                        as Chairman of the Board since 1984.  From 1984
                                        until June 1996, Mr. Cobb also served as President of
                                        the Company.  Mr. Cobb was a partner in Seltmann,
                                        Cobb & Bryant, the Company's predecessor, from its
                                        formation in 1976.  Mr. Cobb is the father of Jeffrey
                                        S. Cobb.

Ben C. Bryant, Jr.          51          Mr. Bryant is a founder of the Company and has
                                        served as Chief Executive Officer, Treasurer, and
                                        Vice Chairman of the Board of the Company since
                                        1984.  Mr. Bryant has also served as President of the
                                        Company since June 1996.  Mr. Bryant was a partner
                                        in Seltmann, Cobb & Bryant, the Company's
                                        predecessor, from its formation in 1976.

James E. Harwood            62          Mr. Harwood has served as a Director of the
                                        Company since February 1996.  Mr. Harwood has
                                        served as president of Sterling Equities, Inc., an
                                        investment services firm, since 1990.  From 1980 to
                                        1990, Mr. Harwood held several executive positions
                                        with Schering-Plough Corporation, a pharmaceutical
                                        and health care products company.  Mr. Harwood also
                                        serves as a director for Morgan Keegan, Inc., a
                                        Memphis, Tennessee based securities firm; Union
                                        Planters Corporation, a bank holding company; and
                                        Washington Life Insurance Co.

Joseph W. McLeary           59          Mr. McLeary has served as a Director of the
                                        Company since January 1996.  Since May 1997, Mr.
                                        McLeary has served as chairman of the board of
                                        Executive Financial Services, Inc., a financial
                                        consulting company.  Mr. McLeary served as
                                        chairman of the board and chief executive officer of
                                        Midland Financial Group, Inc., a publicly held
                                        automobile insurance company, from 1987 until
                                        March 1997.  Mr. McLeary also serves as a director
                                        of Equity Inns, Inc., a real estate investment trust
                                        specializing in hotel properties.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). The executive officers, directors, and greater than ten percent shareholders are required by federal securities regulations to furnish the Company with copies of all Section 16(a) reports filed. Based solely on the Company's review of the copies of such reports and written representations from certain reporting persons furnished to the Company, the Company believes that its officers, directors, and greater than ten percent shareholders were in compliance with all applicable filing requirements, with the exception of James
E. Harwood and Joseph W. McLeary, directors of the Company, who each failed to file timely one report reflecting two exempt transactions. Such late reports have been subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued by the Company on behalf of the Chief Executive Officer and the other four most highly compensated executive officers who received an annual salary and bonus in excess of $100,000 (together with the Chief Executive Officer, the "Named Executive Officers") for the fiscal year ended April 30, 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                         LONG TERM
                                                                                        COMPENSATION
                                                                                      ----------------
                                                        ANNUAL COMPENSATION             SECURITIES
                                    FISCAL           --------------------------         UNDERLYING           ALL OTHER
  NAME AND PRINCIPAL POSITION        YEAR            SALARY($)(1)     BONUS ($)       OPTIONS/SARS (#)     COMPENSATION($)
  ---------------------------        ----            ------------    ----------       ----------------     ---------------
Ben C. Bryant, Jr. (2)               1998               300,000          --                 --                7,608(3)
    Vice Chairman, President, Chief  1997               350,000          --                 --                5,358(4)
    Executive Officer, and Treasurer 1996             1,182,420       700,000               --                5,358(4)

T. Scott Cobb (2)                    1998               300,000          --                 --               10,608(3)
    Chairman                         1997               350,000          --                 --                8,358(4)
                                     1996             1,182,420       700,000               --                8,358(4)
Steve N. White (5)                   1998               160,000          --                 --                5,946(3)
    Executive Vice President -       1997               175,000          --               60,000              4,746(4)
    Development                      1996               285,417       661,362(6)            --                4,746(4)

Gary E. McCarter                     1998               140,000          --                 --                1,389(3)
    Chief Financial Officer          1997(7)            100,642          --               52,150                302(4)

Gordon L. Bateman                    1998               140,000          --                 --                5,303(3)
    Chief Administrative Officer and 1997               134,667          --               60,000              4,253(4)
    Secretary                        1996               151,250       176,612(6)          30,300              4,253(4)



(1)  Includes amounts deferred by the employee under the Company's 401(k) plan.
(2) Messrs. Bryant and Cobb are compensated pursuant to the terms of employment agreements with the Company. See "--Employment, Severance, and Change in Control Arrangements."
(3) Includes contributions by the Company to each Named Executive Officer's 401(k) plan account as follows: Mr. Bryant -- $2,250; Mr. Cobb -- $2,250; Mr. White -- $1,200; Mr. McCarter -- $1,087; and Mr. Bateman -- $1,050.
     Also includes premiums paid by the Company for life insurance provided for the benefit of the Named Executive Officers as follows: Mr. Bryant -- $5,358; Mr. Cobb -- $8,358; Mr. White -- $4,746; Mr. McCarter -- $302; and
     Mr. Bateman -- $4,253.
(4) Premiums paid by the Company for the life insurance provided for the benefit of the Named Executive Officers.
(5) Mr. White resigned as an executive officer of the Company effective September 4, 1998. See "--Employment, Severance, and Change in Control Arrangements."
(6) Represents the value of shares of Common Stock ($3.25 per share) granted to the Named Executive Officer on October 31, 1995.
(7) Mr. McCarter was employed by the Company as Senior Vice President of Finance and Administration in November 1996 and became Chief Financial Officer in August 1997.


         There were no stock options awarded to any of the Named Executive Officers during the fiscal year ended April 30, 1998. The following table summarizes certain information with respect to stock options held by the Named Executive Officers as of April 30, 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL 1998 YEAR-END OPTION VALUES


                                                               NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                          SHARES                           OPTIONS AT APRIL 30, 1998 (#)         APRIL 30, 1998 (1) ($)
                        ACQUIRED ON        VALUE           ----------------------------    -------------------------------
        NAME            EXERCISE(#)     REALIZED($)        Exercisable    Unexercisable    Exercisable       Unexercisable
---------------------   -----------     -----------        -----------    -------------    -------------     -------------
Ben C. Bryant, Jr.          --              --                   --                --              --                 --
T. Scott Cobb               --              --                   --                --              --                 --
Steve N. White (2)          --              --               30,000            30,000         195,000            195,000
Gary E. McCarter           8,000          26,000             52,150            60,150         291,406            149,406
Gordon L. Bateman           --              --               45,150            45,150         298,626            298,626


(1) Reflects the market value of the underlying securities at $12.00 per share, the closing price on The Nasdaq Stock Market's National Market (the "Nasdaq National Market") on April 30, 1998, less the exercise price.
(2) In connection with Mr. White's resignation effective as of September 4, 1998, the Company accelerated the exercisability of the 30,000 unvested options and repurchased all of Mr. White's options for $270,000 (determined by multiplying 60,000 times the difference between $10.00 per share, the closing price on the Nasdaq National Market on August 24, 1998, and $5.50 per share, the exercise price of the options).

     The Company has not awarded stock appreciation rights to any Named Executive Officer, has no long-term incentive plan, as that term is defined in the regulations of the SEC, and has no defined benefit or actuarial plan covering any employee of the Company.

                              DIRECTOR COMPENSATION

         Directors who are employees of the Company do not receive additional compensation for serving as directors of the Company. For the fiscal year ended April 30, 1998, directors who were not employed by the Company, namely Messrs. Harwood and McLeary (the "Outside Directors"), were entitled to an annual fee of $20,000, payable quarterly, plus a fee of $500 for each board or committee meeting attended. All directors are entitled to reimbursement for their actual out-of-pocket expenses incurred in connection with attending meetings.

         Under the 1997 Stock Incentive Plan (the "1997 Stock Plan"), non-qualified stock options to purchase 10,000 shares of Common Stock will be automatically granted to Outside Directors upon their initial election to the Board of Directors and options to purchase 5,000 shares of Common Stock will be automatically granted to each Outside Director upon his or her reelection to the Board of Directors. On April 2, 1998, in recognition for services rendered in excess of what was originally anticipated, the Board awarded each of Messrs. Harwood and McLeary a special bonus of an additional option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value as of the date of award.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No executive officer of the Company served during fiscal 1998 as a member of a compensation committee or as a director of any entity of which any of the Company's directors served as an executive officer.

            EMPLOYMENT, SEVERANCE, AND CHANGE IN CONTROL ARRANGEMENTS

Bryant and Cobb Employment Agreements

         In February 1996, in connection with the Company's initial public offering, each of Messrs. Bryant and Cobb entered into employment agreements with the Company. Each employment agreement is for a term expiring on April 30, 1999. The employment agreements initially provided for an annual base salary of $600,000, increasing 10% on each of May 1, 1997 and 1998. Effective as of July 1, 1996, at the request of Messrs. Bryant and Cobb, each of the employment agreements was amended to reduce the annual base salary to $300,000. The agreements also provide for bonuses of $100,000 or $200,000 per year to each of Messrs. Bryant and Cobb in the event the Company exceeds 110% or 125%, respectively, of pre-tax earnings targets established by the Board of Directors at the beginning of each fiscal year. No bonus was paid to either of Messrs. Bryant and Cobb for the fiscal years ended April 30, 1997 and 1998. The employment agreements can be terminated at any time for "cause," as defined in each employment agreement. Each agreement will also terminate if the employee becomes disabled or otherwise unable to perform his assigned duties for a period of 90 consecutive days. In the event the employee is terminated by the Company without cause or because of a disability, the Company must continue to pay the employee's salary for the balance of the term of the agreement. The employment agreements also contain a noncompetition covenant for a period of one year following a termination of employment by the employee for any reason or by the Company for cause.

White Severance

         Steve N. White resigned from his positions as an officer and director of the Company and its subsidiaries effective as of September 4, 1998. In connection with such resignation, the Company paid Mr. White (i) $270,000 to repurchase all of his Common Stock options, (ii) $250,000 for Mr. White's agreement not to sell any shares of Common Stock for one year and not to sell more than 100,000 shares of Common Stock in any 30-day period in the second year, and (iii) $285,000 for a release of any and all claims against the Company. In addition, the Company and Mr. White entered into a Noncompetition, Confidentiality, and Nondisparagement Agreement pursuant to which Mr. White has agreed, among other things, not to compete with the Company for a period of five years, pursuant to which he received a payment of $980,000.

Stock Plans

         Awards granted under the Company's 1995 Stock Incentive Plan (the "1995 Stock Plan") and 1997 Stock Plan become immediately exercisable or otherwise nonforfeitable in full in the event of a change of control or potential change of control, as defined under the plans.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Company's Compensation Committee is composed of Messrs. Harwood and McLeary, neither of whom has at any time been an officer or employee of the Company.

         Currently, Mr. Bryant, who is the Company's Chief Executive Officer, and Mr. Cobb, Chairman of the Board, are compensated in accordance with the terms of employment agreements approved by the Board of Directors and entered into upon the consummation of the Company's initial public offering in February 1996. See "--Employment, Severance, and Change in Control Arrangements." To date, the Compensation Committee has not awarded any equity-based compensation to either of Messrs. Bryant or Cobb, in part because of their significant existing equity ownership positions. See "Item 12.--Security Ownership of Certain Beneficial Owners and Management."

         The remainder of the executive officers are compensated pursuant to an executive compensation program established by the Board of Directors. The overall objectives of the Company's executive compensation program are to attract and retain the highest quality talent to lead the Company; reward key executives based on corporate and individual performance; and provide incentives designed to maximize shareholder value. The philosophy upon which these objectives are based is to provide incentives to the Company's officers to enhance the profitability of the Company and to align closely the financial interests of the Company's officers with those of its shareholders.

         In fiscal 1997, the Compensation Committee engaged Executive Financial Services, Inc. ("EFS"), a compensation consulting firm of which Mr. McLeary serves as chairman of the board, to assist the Compensation Committee in further developing the Company's compensation program. EFS detailed for the Compensation Committee the Company's practices relative to some of the companies included in the CRSP Index for Nasdaq Computer and Data Processing Stocks, which is presented on the Performance Graph on Page 8, and additional companies in the information technology business with respect to which the Company believes it competes for executive talent. The compensation levels for fiscal 1998 were established by the Compensation Committee based on, among other things, EFS's analysis.

         Annual salaries for fiscal 1998 for senior management were somewhat below median competitive levels because the Compensation Committee determined to rely to a greater degree on annual and long-term incentive compensation to motivate management performance. In that regard, the Compensation Committee established an incentive compensation plan whereby members of senior management and selected employees may be awarded annual and long-term incentive bonuses based upon the attainment by the Company of earnings goals established by the Compensation Committee at the beginning of the fiscal year. One-half of any bonus award would be automatically subject to the terms of a Deferred Compensation Plan. The remaining one-half of the bonus award would be paid to the recipient, who would have the option to defer such award pursuant to the terms of the Deferred Compensation Plan. The portion of a recipient's bonus which is automatically subject to the terms of the Deferred Compensation Plan would vest over five years and would be placed into an account that fluctuates with the price of the Company's Common Stock, thereby tying the value of a participant's award to the performance of the Company and aligning the interests of the participants more closely with those of the Company's shareholders. The remaining one-half of the bonus award vests immediately and may be deferred, at the recipient's option, and invested in a phantom stock account or in one of several investment options established by the Compensation Committee administering the Deferred Compensation Plan. Because the Company did not meet the earnings goals established by the Compensation Committee, no awards were made to the executive officers under the incentive compensation plan for the fiscal year ended April 30, 1998.

         The Compensation Committee is currently assessing executive officers' salaries and incentive compensation earnings targets for fiscal 1999. Although no earnings goals have been established, the Compensation Committee anticipates that such goals will be set on a basis consistent with those for fiscal 1998.

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows a corporate deduction for compensation over $1,000,000 paid to the Company's Chief Executive Officer and any of the four other most highly compensated officers. The $1,000,000 limitation applies to all types of compensation, including restricted stock awards and amounts realized on the exercise of stock options and stock appreciation rights, unless the awards and plan under which they are made qualify as "performance based" under the terms of the Code and related regulations. Under the regulations, stock options awarded pursuant to the Company's 1995 Stock Plan and 1997 Stock Plan should qualify as performance based compensation and therefore be excluded from the $1,000,000 limit. Other forms of compensation provided by the Company, however, may not be excluded from such limit. The Company currently anticipates that compensation of its executive officers will be deductible under Section 162(m) because executive officer compensation is presently below the limit and because the Company intends to continue to utilize performance based compensation in future periods.

                                                               JAMES E. HARWOOD
                                                              JOSEPH W. MCLEARY

                                PERFORMANCE GRAPH

         The following graph compares the cumulative returns of $100 invested on February 15, 1996 (the date of the Company's initial public offering) in (a) the Common Stock, (b) the CRSP Index for the Nasdaq Stock Market-U.S. Corporations and (c) the CRSP Index for Nasdaq Computer and Data Processing Stocks, assuming reinvestment of all dividends.


                             [PERFORMANCE GRAPH]



                                     2/15/96   4/30/96   4/30/97    4/30/98
SCB Computer Technology, Inc.          $100      $162      $107       $220
NASDAQ                                 $100      $110      $116       $174
NASDAQ Computer & Data Processing      $100      $113      $125       $195

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of shares of the Common Stock as of the date hereof by (i) each current director of the Company (including the nominees); (ii) each of the Named Executive Officers in the Summary Compensation Table on page 4 hereof;
(iii) each shareholder of the Company known to management of the Company to own beneficially more than 5% of the outstanding shares of the Common Stock; and
(iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes that the beneficial owner set forth in the table has sole voting and investment power.

                                                                 AMOUNT AND
                  NAME OF                                   NATURE OF BENEFICIAL                        PERCENT
             BENEFICIAL OWNER                                  OWNERSHIP (1)                           OF CLASS
-------------------------------------------                ---------------------                       --------
SCB Computer Technology, Inc.                                     2,332,527(2)                            9.5%
   ESOP and Trust
         1365 West Brierbrook Road,
         Memphis, Tennessee 38138

Ben C. Bryant, Jr.                                                5,203,748(3)(4)                        21.1%
         1365 West Brierbrook Road,
         Memphis, Tennessee 38138

T. Scott Cobb                                                     4,733,206(4)(5)                        19.2%
         1365 West Brierbrook Road,
         Memphis, Tennessee 38138

Steve N. White (6)                                                  405,352(7)                            1.6%
Gary E. McCarter                                                     52,150(8)                             *
Gordon L. Bateman                                                   205,158(9)                             *
James E. Harwood                                                     31,000(10)                            *
Joseph W. McLeary                                                    31,000(10)                            *
All directors and executive officers as a
     group (8 persons) (11)                                      10,960,645(12)                          44.4%

----------
*    Indicates ownership of less than one percent of the outstanding Common
     Stock.
(1) Pursuant to the rules of the SEC shares of Common Stock that a beneficial owner has the right to acquire within 60 days of the date hereof are considered to be beneficially owned by such person and are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Approximately 240 employees of the Company participate in the ESOP. Ben C. Bryant, Jr. and T. Scott Cobb are the trustees of the ESOP.
(3) Includes 283,022 shares allocated to Mr. Bryant by the ESOP and 946,564 shares beneficially owned by Mr. Bryant's wife. Does not include shares beneficially owned by Mr. Bryant's children who are 18 years of age or older.
(4) Does not include shares held by the ESOP that are not allocated to the accounts of Messrs. Bryant or Cobb. See Notes (3) and (5). Messrs. Bryant and Cobb, as trustees, have no voting or investment power with respect to shares held by the ESOP.
(5) Includes 283,022 shares allocated to Mr. Cobb by the ESOP and 1,078,666 shares owned by Mr. Cobb's wife and minor daughter. Does not include shares beneficially owned by Mr. Cobb's children who are 18 years of age or older.
(6) Mr. White resigned as an executive officer and director of the Company effective September 4, 1998.
(7)  Includes 158,042 shares allocated to Mr. White by the ESOP.
(8)  Shares issuable upon the exercise of options.
(9) Includes 71,852 shares allocated to Mr. Bateman by the ESOP, 20,000 shares beneficially owned by Mr. Bateman's wife, and 45,150 shares issuable upon the exercise of options.
(10) Includes 25,000 shares issuable upon the exercise of options.
(11) Does not include shares beneficially owned by Mr. White. See Notes (6) and
     (7).
(12) Includes 297,450 shares issuable upon the exercise of options.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Memphis, Tennessee, on September 25, 1998.

                                           SCB COMPUTER TECHNOLOGY, INC.


                                           By:  /s/ Ben C. Bryant, Jr.
                                                --------------------------------
                                                 Ben C. Bryant, Jr., President
                                                 and Chief Executive Officer