Form 10-Q
period 1998-10-31
SCB COMPUTER TECHNOLOGY INC
filed 1998-12-15
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 1998.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 For the transition period from _______to ______.

Commission File No.:   0-27694
                     ------------

                          SCB Computer Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Tennessee                                 62-1201561
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

         1365 W. Brierbrook Road
            Memphis, Tennessee                             38138
----------------------------------------    ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      ------      ------

As of December 10, 1998, 24,674,875 shares of the Registrant's common stock were outstanding.

                               Index to Form 10-Q

                          SCB Computer Technology, Inc.

                                                                                                               Page
                                                                                                               Number
                                                                                                               ------
Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - October 31, 1998 and April 30, 1998........................................3

         Consolidated statements of income - Three and six months ended October 31, 1998 and October 31, 1997.....................................................................................4

         Consolidated statements of cash flows - Six months ended October 31, 1998 and October 31, 1997.....................................................................................5

         Notes to consolidated financial statements...............................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations...........................................................................................8


Part II.  Other Information

Item 1.  Legal Proceedings.......................................................................................11

Item 2.  Changes in Securities...................................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................11

Item 6.  Exhibits and Reports on Form 8-K........................................................................12

Signature........................................................................................................13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                          SCB COMPUTER TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                October 31, 1998             April 30, 1998
                                                                ---------------              --------------
                                     ASSETS
Current assets:

  Cash and cash equivalents                                      $     387,130                $  2,983,372
  Accounts receivable:
    Trade (net)                                                     35,309,884                  25,461,905
  Prepaid expenses                                                   3,421,632                   2,632,076
  Inventory                                                            659,470                     439,182
  Deferred federal and state income tax                                335,663                     335,663
                                                                 -------------                ------------
          Total current assets                                      40,113,779                  28,868,826

   Investment in direct financing leases                            17,367,671                  17,109,698


   Equipment under operating leases (net)                            4,650,496                   5,266,429


Fixed assets:
  Buildings                                                          1,348,293                   1,348,293
  Furniture, fixtures, and equipment                                34,574,001                  15,221,841
  Accumulated depreciation                                          (8,565,311)                 (3,629,636)
                                                                 -------------                ------------
                                                                    27,356,983                  12,940,498
  Land                                                                 209,912                     209,912
                                                                 -------------                ------------
                                                                    27,566,895                  13,150,410
Goodwill (net)                                                      45,906,166                  26,115,672
Other                                                                7,663,774                   5,051,939
                                                                 -------------                ------------
          Total assets                                           $ 143,268,781                $ 95,562,974
                                                                 =============                ============




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable-trade                                         $   4,926,652                $  3,614,622
  Accrued TVA settlement costs                                       1,759,236                          --
  Accrued and withheld payroll taxes,
    insurance, and payroll deductions                                1,711,230                     662,622
  Accrued vacation                                                   1,061,938                     924,296
  Other accrued expenses                                             2,459,149                   1,036,902
  Current portion of long term debt                                  6,080,243                   5,495,245
  Deferred revenue                                                   1,880,050                   1,730,862
  Accrued federal and state income taxes                             1,510,343                   1,380,801
                                                                 -------------                ------------
          Total current liabilities                                 21,388,841                  14,845,350

  Deferred federal and state income taxes                            1,009,648                   1,648,220
  Notes payable-revolving term loan                                 30,000,000                  19,643,667
  Notes payable-non recourse                                        18,315,484                  18,072,026
  Long term debt                                                    13,991,885                   3,138,455
  Capital lease obligation                                           1,036,646                   1,317,527

        Total long term liabilities                                 64,353,663                  43,819,895

          Total liabilities                                         85,742,504                  58,665,245
Shareholders' equity:
  Preferred stock, no par value-authorized
    1,000,000 shares, none issued                                           --                          --
  Common stock-50,000,000 shares of $.01
    par value authorized and 24,671,851
    shares issued and outstanding at
    October 31, 1998 and 22,529,965 shares
    issued and outstanding at April 30, 1998                           246,719                     225,300
  Additional paid-in capital                                        38,873,113                  24,504,619
  Retained earnings                                                 18,406,445                  15,151,182
                                                                 -------------                ------------
          Total shareholders' equity                                57,526,277                  39,881,101
                                                                 -------------                ------------
          Total liabilities & shareholders' equity               $ 143,268,781                $ 98,546,346
                                                                 =============                ============


See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months                          Six Months
                                                       Ended                                Ended
                                                     OCTOBER 31,                          OCTOBER 31,
                                            ------------------------------      ------------------------------
                                                1998              1997              1998              1997
                                            ------------      ------------      ------------      ------------
Revenue                                     $ 39,280,625      $ 28,054,205      $ 74,769,235      $ 49,387,407
Cost of services                              26,945,679        19,356,691        50,988,093        34,210,657
                                            ------------      ------------      ------------      ------------
Gross profit                                  12,334,946         8,697,514        23,781,142        15,176,750

Provision for settlement of TVA matter                --                --         1,900,000                --
Severance payments                               800,000                --           800,000                --
Other selling, general and
  administrative expenses                      6,489,353         4,858,558        12,685,719         8,373,835
                                            ------------      ------------      ------------      ------------
          Total operating expenses             7,289,353         4,858,558        15,385,719         8,373,835
                                            ------------      ------------      ------------      ------------
Income from operations                         5,045,593         3,838,956         8,395,423         6,802,915

Other income (expenses):
  Interest expense                            (1,185,292)         (392,403)       (2,079,953)         (500,074)
  Other, net                                    (340,795)         (160,254)         (702,697)          (89,071)
                                            ------------      ------------      ------------      ------------
          Total other income (expenses)       (1,526,087)         (552,657)       (2,782,650)         (589,145)
                                            ------------      ------------      ------------      ------------
Income before income taxes                     3,519,506         3,286,299         5,612,773         6,213,770

Income tax expense                             1,368,886         1,267,664         2,566,186         2,406,064
                                            ------------      ------------      ------------      ------------
Net income                                  $  2,150,620      $  2,018,635      $  3,046,587      $  3,807,706
                                            ============      ============      ============      ============
Net income per share-basic                  $       0.09      $       0.09      $       0.12      $       0.17
                                            ============      ============      ============      ============
Net income per share-diluted                $       0.09      $       0.09      $       0.12      $       0.17
                                            ============      ============      ============      ============
Weighted average number of common
  shares-basic                                24,671,661        22,459,676        24,668,490        22,450,172
                                            ============      ============      ============      ============
Weighted average number of common
  shares-diluted                              24,844,604        22,734,298        24,979,386        22,684,223
                                            ============      ============      ============      ============




See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months
                                                                  Ended
                                                                October 31,
                                                       ------------------------------
                                                           1998              1997
                                                       ------------      ------------
OPERATING ACTIVITIES
Net income                                             $  3,046,587      $  3,807,706
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                           5,712,428         2,789,377
  Deferred income taxes                                    (638,572)         (296,461)
  (Increase) decrease in:
    Accounts receivable-trade                            (9,847,979)       (4,407,242)
    Prepaid expenses                                       (789,556)         (333,763)
    Inventory                                              (220,288)          513,229
    Net investment in direct financing activity            (257,973)        5,525,245
    Deferred revenue                                       (149,188)          (49,939)
    Other assets                                         (1,282,959)         (686,621)
  Increase (decrease) in:
    Accounts payable-trade                                1,897,028          (288,793)
    Accrued federal and state income taxes                  129,542           671,868
    Accrued vacation                                        137,642           121,139
    Accrued TVA settlement costs                          1,759,236                --
    Other accrued expenses                                1,422,247            (4,423)
    Accrued and withheld payroll taxes,
      insurance, and payroll deductions                   1,048,608          (151,915)
                                                       ------------      ------------
        Total adjustments                                (1,079,784)        3,401,701
                                                       ------------      ------------
Net cash provided by operating
  activities                                              1,966,803         7,209,407

INVESTING ACTIVITIES
Purchases of fixed assets                               (18,736,227)       (2,432,331)
Purchase of The Partners Group                           (7,127,437)      (16,000,000)
Proceeds from land sale                                          --           234,758
                                                       ------------      ------------
Net cash used by investing activity                     (25,863,664)      (18,197,573)

FINANCING ACTIVITIES
Revolving term loan                                      12,000,000        16,000,000
Payments on revolving term loan                          (1,643,667)          729,103
Proceeds from loan                                       15,000,000        (8,259,000)
Options exercised                                           128,279           198,942
Repayment of capital lease obligations                     (280,881)         (118,229)
Proceeds from non-recourse debt                           3,000,000           693,517
Payments on non-recourse debt                            (2,756,542)       (8,055,884)
Payments on long term debt                               (4,146,570)         (551,302)
                                                       ------------      ------------
Net cash provided (used) by financing
  activities                                             21,300,619           637,147
                                                       ------------      ------------
Net increase in cash and cash
  equivalents                                            (2,596,242)      (10,351,019)
Cash at beginning of period                               2,983,372        11,814,787
                                                       ------------      ------------
Cash at end of period                                  $    387,130      $  1,463,768
                                                       ============      ============

Supplemental disclosures of cash flow information:
  Interest paid                                        $  2,079,953      $    500,434
  Income taxes paid                                    $  2,436,644      $  2,194,027


See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                                October 31, 1998

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended April 30, 1998 filed with the Securities and Exchange Commission.

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                         Three Months Ended                      Six Months Ended
                                                            October 31,                          October 31, 1998
                                                    -----------------------------         ------------------------------
                                                       1998               1997               1998                1997
                                                    ----------         ----------         ----------         -----------
Net income                                          $2,150,620         $2,018,635         $3,046,587         $ 3,807,706
                                                    ==========         ==========         ==========         ===========
Denominator for basic earnings per
   share - weighted average shares                  24,671,661         22,459,676         24,668,490          22,450,172
                                                    ==========         ==========         ==========         ===========
Effect of dilutive securities-stock options            172,943            274,622            310,896             234,051
                                                    ----------         ----------         ----------         -----------

Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversion                    24,844,604         22,734,298         24,979,386          22,684,223
                                                    ==========         ==========         ==========         ===========
Basic earnings per share                            $     0.09         $     0.09         $     0.12         $      0.17
                                                    ==========         ==========         ==========         ===========
Diluted earnings per share                          $     0.09         $     0.09         $     0.12         $      0.17
                                                    ==========         ==========         ==========         ===========


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

In May 1998, the Company paid $21,382,212 as additional consideration to the former shareholders of PRI. Such additional consideration was in the form of $7,127,437 in cash and 1,580,582 shares of its common stock and was calculated pursuant to the earnout formula contained in the original PRI acquisition documents. At the same time, the Company received $962,154 on a return of purchase price for the PCG acquisition because of PCG's failure to achieve certain agreed to earnings targets. These transactions resulted in additional goodwill that will be amortized over the remaining useful life.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue increased from $28.1 million for the quarter ended October 31, 1997 to $39.3 million for the quarter ended October 31, 1998, an increase of approximately 40.0%. Revenue increased from $49.4 million for the first six months of fiscal 1998 to $74.8 million for the comparable period for fiscal 1999, an increase of approximately 51.4%. The increase was attributable primarily to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, an increase in equipment and software sales and leasing, and growth through acquisitions.

Gross profit increased from $8.7 million for the second quarter of fiscal 1998 to $12.3 million for the second quarter of fiscal 1999, an increase of approximately 41.8%. Gross profit increased from $15.2 million for the first six months of fiscal 1998 to $23.8 million for the comparable period for fiscal 1999, an increase of approximately 56.7%. The increase was primarily attributable to the increase in revenue over the prior periods. Gross profit margin for the quarter increased from 31.0% to 31.4%, and gross profit margin for the comparable six month periods increased from 30.7% to 31.8%, primarily because of the movement of the revenue mix to higher margin consulting revenue and a general increase in hourly rates.

Other selling, general and administrative expenses increased from $4.9 million in the second quarter of fiscal 1998 to $6.5 million in second quarter of fiscal 1999, an increase of 33.6%. Other selling, general and administrative expenses increased from $8.4 million for the first six months of fiscal 1998 to $12.7 million for the comparable period for fiscal 1999, an increase of approximately 51.5%. As a percent of revenue, other selling, general and administrative expenses decreased from 17.3% in the second quarter of fiscal 1998 to 16.5% for the second quarter of fiscal 1999, and was 17.0% for the first six months of fiscal 1998 and the second quarter of fiscal 1999. The increase in the dollar amount spent is primarily attributable to the increase in staffing as a result of SCB's regional business units becoming fully operational and the increased selling, general and administrative expenses attributable to acquired companies. Expenses related to the government's investigation into the TVA billing matter decreased from $99,000 for the second quarter of fiscal 1998 to $35,000 for the second quarter of fiscal 1999, and also decreased from $137,000 for the first six months of fiscal 1998 to $92,000 for the comparable period for fiscal 1999. In addition, in the first quarter of fiscal 1999, the Company provided for an accrual of $1,900,000, which is reflected separately on the income statement, in anticipation of the settlement of the TVA billing matter as discussed herein. See "Part II - Item 1. Legal Proceedings."

In connection with the resignation of an officer of the Company, SCB has recorded a one-time severance expense of approximately $800,000 in the fiscal quarter ended October 31, 1998, with non-compete payments to such former officer (aggregating $980,000) being amortized ratably over future periods.

Interest expense increased from $392,000 in the second quarter of fiscal 1998 to $1.2 million in the second quarter of fiscal 1999. Interest expense also increased from $500,000 for the first six months of fiscal 1998 to $2.1 million for the comparable period for fiscal 1999. The increase was primarily the result of borrowings to fund a portion of the acquisition of The Partners Group, debt assumed in the acquisition of The Partners Group, and the financing of equipment associated with new outsourcing contracts. Other expenses, net, primarily the amortization of goodwill in connection with the Company's recent acquisitions, increased from $211,000 for the second quarter of fiscal 1998 to $379,000 for the second quarter of fiscal 1999, and also increased from $326,000 for the first six months of fiscal 1998 to $777,000 for the comparable period for fiscal 1999, which amount reflects the full impact of goodwill amortization associated with the additional earn-out consideration paid in May 1998 in connection with The Partners Group acquisition.

Liquidity and Capital Resources

Prior to the acquisition of The Partners Group, cash on hand from the Company's initial public offering in February 1996 and cash flow from operations had historically been the Company's primary source of liquidity. Cash flows from operations were $1,967,000 for the six months ended October 31, 1998, as compared to $7,209,000 in the comparable period for fiscal 1998. The cash provided by operations decreased during this period primarily because of an increase in receivables and payment of expenses associated with the resignation of a former officer of the Company.

Primarily as a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company's current revolving Credit Facility, which was amended on July 31, 1998, is comprised of a revolving line of credit of up to $30 million, the proceeds of which can be used for general corporate purposes, including acquisitions, and a term loan of $15 million, the proceeds of which were used to purchase certain equipment in connection with an outsourcing engagement, which equipment serves as collateral for the term loan. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on certain financial ratios. The Company's significant subsidiaries are co-borrowers under the Credit Facility. All borrowings under the revolver mature on October 1, 2000. The term loan provides for monthly payments of principal and interest of $130,348 until January 15, 1999, when monthly payments increase to $353,845 until the term loan matures on July 15, 2002. At October 31, 1998, borrowings under the Credit Facility bore interest at a rate of 6.91%. At October 31, 1998, the Company's credit line was fully drawn. The maximum amount available under the revolver will reduce to $28.75 million on February 1, 1999. The Company has funded certain projects with the balance due upon completion. The Company anticipates that a significant portion of its receivables related to these projects will be collected by December 31, 1998.

The Company's working capital increased from $7,771,000 as of October 31, 1997 to $18,725,000 as of October 31, 1998, primarily due to increased accounts receivable. The Company's current ratio at October 31, 1998 was 1.9:1.

The Company made capital expenditures during the first six months of fiscal 1999 of $18.7 million. Such capital expenditures related primarily to the purchase of computer equipment for new outsourcing contracts for The Partners Group.

The Company is required to reduce its revolver by $1.25 million on February 1, 1999 and expects to pay $1.6 million in connection with the proposed settlement of the TVA billing matter during fiscal 1999. Management believes that projected cash flows from operations will be sufficient to enable the Company to fund these payments, fund capital expenditures of approximately $2.0 million during the remainder of fiscal 1999 and fund the Company's operating needs for at least the next twelve months. Although the Company is currently in preliminary discussions with several firms regarding potential acquisitions, presently there are no definitive agreements with such firms, and no assurance can be made that any transaction currently being discussed will be consummated.

Year 2000

In fiscal 1998, the Company derived less then 10% of its revenue from Year 2000 ("Y2K") consulting services and anticipates that such percentage will decrease in fiscal 1999. Many of the Company's engagements, particularly with regard to Y2K services, involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Furthermore, any litigation, regardless of its outcome, could result in substantial costs to the Company, diversion of management's attention from operations, and negative publicity, any of which could adversely affect the Company's results of operations and financial condition.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company has reached a tentative agreement with the United States Attorney for the Western District of Tennessee and the TVA to settle on a civil basis all claims against the Company relating to the TVA billing matter. The Company has agreed to pay $1,000,000 to the United States government and $600,000 to the TVA in settlement of all claims against it. The Company anticipates that a definitive agreement will be reached by mid-1999. Such settlement is contingent on, among other things, the agreement by a former officer of the Company to plead guilty to a single felony count of submitting a false claim of less than $10,000. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998 for additional information.

ITEM 2.  CHANGES IN SECURITIES.

Effective November 3, 1998, the Company's Amended and Restated Charter was amended to increase the authorized shares of common stock from 50,000,000 to 100,000,000. The additional authorized shares of common stock may be issued by the Board of Directors, at their discretion and without shareholder approval, except as may be required by law or the rules of The Nasdaq Stock Market.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 3, 1998, the Company held its 1998 Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors for a term of one year and until their successors are duly elected and qualified with the number of votes cast for or withheld as set forth opposite their names:

                                                         VOTES
                                     -------------------------------------------
                                        FOR                   WITHHOLD AUTHORITY
                                     ----------               ------------------
T. Scott Cobb ..................     20,502,924                    164,916
Ben C. Bryant, Jr...............     20,499,734                    168,106
James E. Harwood................     20,500,272                    167,568
Joseph W. McLeary...............     20,500,947                    166,893

The shareholders of the Company also voted to amend the Company's charter to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000 with the following number of votes cast for, against or abstaining:

                                         VOTES
--------------------------------------------------------------------------------
             FOR                        AGAINST                   ABSTAIN
--------------------------------------------------------------------------------
          20,425,277                    234,307                    8,256
--------------------------------------------------------------------------------

  The shareholders of the Company also voted to amend the Company's 1997 Stock Incentive Plan to increase the number of shares of Common Stock available for issuance thereunder to 3,000,000 with the following votes cast for, against or abstaining:

                                         VOTES
--------------------------------------------------------------------------------
             FOR                        AGAINST                   ABSTAIN
--------------------------------------------------------------------------------
          16,053,061                    2,300,104                  67,104
--------------------------------------------------------------------------------

  The shareholders of the Company also voted on the ratification of Ernst & Young LLP as the independent public accountants of the Company for fiscal 1999 with the following number of votes cast for, against or abstaining:

                                         VOTES
--------------------------------------------------------------------------------
             FOR                        AGAINST                   ABSTAIN
--------------------------------------------------------------------------------
          20,654,438                      4,850                    8,552
--------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)      See Index to Exhibits following the Signature page.
  (b) A Current Report on Form 8-K was filed on September 4, 1998 with the Securities and Exchange Commission reporting that the Company had reached a tentative agreement with the United Stated Attorney for the Western District of Tennessee and the TVA to settle on a civil basis all claims against the Company and the resignation of an officer and director of the Company.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SCB COMPUTER TECHNOLOGY, INC.


                                         By:    /s/ Gary E. McCarter
                                                --------------------------------

                                         Title: Chief Financial Officer
                                                --------------------------------

                                         Date:  December 14, 1998
                                                --------------------------------

                                Index to Exhibits




       Item                          Description
       ----                          -----------

         3 Amended and Restated Charter, as amended (restated in electronic format for SEC filing purposes only).

         27       Financial Data Schedule (for the SEC use only).