Form 10-Q
period 1999-01-31
SCB COMPUTER TECHNOLOGY INC
filed 1999-03-17
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 1999.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 For the transition period from _______to ______.

Commission File No.:  0-27694
                     ---------


                          SCB Computer Technology, Inc.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


Tennessee                                   62-1201561
---------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1365 W. Brierbrook Road
Memphis, Tennessee                                         38138
------------------                                         -----
(Address of principal executive offices)                 (Zip Code)


                                 (901) 754-6577
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ----

As of March 15, 1999, 24,710,749 shares of the Registrant's common stock were outstanding.

                               Index to Form 10-Q

                          SCB Computer Technology, Inc.


                                                                             Page
                                                                           Number
                                                                           ------

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - January 31, 1999 and
         April 30, 1998........................................................3

         Consolidated statements of income - Three and nine months
         ended January 31, 1999 and January 31, 1998...........................4

         Consolidated statements of cash flows - Nine months ended
         January 31, 1999 and January 31, 1998.................................5

         Notes to consolidated financial statements............................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........11

Part II. Other Information

Item 1.  Legal Proceedings....................................................11

Item 2.  Changes in Securities................................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signature.....................................................................13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          SCB COMPUTER TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                            January 31, 1999    April 30, 1998
                                                            ----------------     -------------
                                      ASSETS
Current assets:

  Cash and cash equivalents                                   $   2,074,843      $   2,983,372
  Accounts receivable:
    Trade (net)                                                  35,926,985         25,461,905
  Prepaid expenses                                                3,159,263          2,632,076
  Inventory                                                       1,144,298            439,182
  Deferred federal and state income tax                             335,663            335,663
                                                              -------------      -------------
        Total current assets                                     42,641,052         31,852,198

  Investment in direct financing leases                          16,234,356         17,109,698

  Equipment under operating leases (net)                          3,971,118          5,266,429

Fixed assets:
  Buildings                                                       1,348,293          1,348,293
  Furniture, fixtures, and equipment                             32,790,044         15,221,841
  Accumulated depreciation                                       (7,481,808)        (3,629,636)
                                                              -------------      -------------
                                                                 26,656,529         12,940,498

  Land                                                              209,912            209,912
                                                              -------------      -------------
                                                                 26,866,441         13,150,410
Goodwill (net)                                                   45,506,951         26,115,672
Other                                                             7,951,825          5,051,939
                                                              -------------      -------------

        Total assets                                          $ 143,171,743      $  98,546,346
                                                              =============      =============


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable-trade                                      $   3,444,338      $   3,614,622
  Accrued TVA settlement costs                                    1,719,077                 --
  Accrued and withheld payroll taxes,
    insurance, and payroll deductions                             1,789,804            662,622
  Accrued vacation                                                1,034,880            924,296
  Other accrued expenses                                          2,336,545          1,036,902
  Current portion of long term debt                               8,630,244          5,495,245
  Deferred revenue                                                2,685,737          1,730,862
  Accrued federal and state income taxes                          1,543,432          1,380,801
                                                              -------------      -------------
        Total current liabilities                                23,184,057         14,845,350

  Deferred federal and state income taxes                         1,568,423          1,648,220
  Notes payable-revolving term loan                              27,660,000         19,643,667
  Notes payable-non recourse                                     16,226,319         18,072,026
  Long term debt                                                 13,578,429          3,138,455
  Capital lease obligation                                          911,882          1,317,527

        Total long term liabilities                              59,945,053         43,819,895

          Total liabilities                                      83,129,110         58,665,245
Shareholders' equity:
  Preferred stock, no par value-authorized
    1,000,000 shares, none issued                                        --                 --
  Common stock-100,000,000 shares of $.01
    par value authorized and 24,709,849
    shares issued and outstanding at
    January 31, 1999 and 22,529,965 shares
    issued and outstanding at April 30, 1998                        247,098            225,300
  Additional paid-in capital                                     39,132,216         24,504,619
  Retained earnings                                              20,663,319         15,151,182
                                                              -------------      -------------
          Total shareholders' equity                             60,042,633         39,881,101
                                                              -------------      -------------
          Total liabilities & shareholders' equity            $ 143,171,743      $  98,546,346
                                                              =============      =============


See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months                        Nine Months
                                                          Ended                               Ended
                                                        January 31,                          January 31,
                                                 1999               1998               1999              1998
                                            --------------     -------------      -------------      ------------
Revenue                                     $  38,619,450      $  28,275,210      $ 113,388,685      $  77,790,942
Cost of services                               26,544,646         19,680,310         77,532,739         54,106,796
                                            -------------      -------------      -------------      -------------
Gross profit                                   12,074,804          8,594,900         35,855,946         23,684,146

Provision for settlement of TVA matter                 --                 --          1,900,000                 --
Severence payments                                     --                 --            800,000                 --
Other selling, general and
  administrative expenses                       6,695,036          5,081,051         19,380,755         13,352,598
                                            -------------      -------------      -------------      -------------
          Total operating expenses              6,695,036          5,081,051         22,080,755         13,352,598
                                            -------------      -------------      -------------      -------------
Income from operations                          5,379,768          3,513,849         13,775,191         10,331,548

Other income (expenses):
  Interest expense                             (1,377,683)          (621,835)        (3,457,636)        (1,122,539)
  Other, net                                     (364,706)          (163,878)        (1,067,404)          (252,906)
                                            -------------      -------------      -------------      -------------
          Total other income (expenses)        (1,742,389)          (785,713)        (4,525,040)        (1,375,445)
                                            -------------      -------------      -------------      -------------
Income before income taxes                      3,637,379          2,728,136          9,250,151          8,956,103

Income tax expense                              1,380,204          1,189,046          3,946,390          3,595,110
                                            -------------      -------------      -------------      -------------

Net income                                  $   2,257,175      $   1,539,090      $   5,303,761      $   5,360,993
                                            =============      =============      =============      =============

Net income per share-basic                  $        0.09      $        0.07      $        0.21      $        0.24
                                            =============      =============      =============      =============

Net income per share-diluted                $        0.09      $        0.07      $        0.21      $        0.24
                                            =============      =============      =============      =============
Weighted average number of common
  shares-basic                                 24,683,382         22,472,494         24,672,397         22,457,732
                                            =============      =============      =============      =============
Weighted average number of common
  shares-diluted                               24,918,710         22,744,304         24,953,534         22,704,250
                                            =============      =============      =============      =============


See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine Months
                                                                   Ended
                                                                 January 31,
                                                       -------------------------------
                                                           1999               1998
                                                        -----------       ------------
 OPERATING ACTIVITIES
 Net income                                             $  5,303,761      $  5,360,993
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:

   Depreciation and amortization                           5,095,096         4,175,626
   Deferred income taxes                                     (79,797)         (412,261)
   (Increase) decrease in:
     Accounts receivable-trade                           (10,465,080)       (4,933,338)
     Prepaid expenses                                       (527,187)       (1,842,601)
     Inventory                                              (705,116)          389,269
     Net investment in direct financing activity             875,342         7,304,120
     Deferred revenue                                        954,875        (1,136,381)
     Other assets                                         (2,691,510)         (105,310)
   Increase (decrease) in:
     Accounts payable-trade                                 (170,284)         (516,459)
     Accrued federal and state income taxes                  162,631         1,578,449
     Accrued vacation                                        110,584           158,187
     Accrued TVA settlement costs                          1,719,077                --
     Other accrued expenses                                1,299,643            14,248
     Accrued and withheld payroll taxes,
       insurance, and payroll deductions                   1,127,182           184,948
                                                        ------------      ------------
         Total adjustments                                (3,294,544)        4,858,497
                                                        ------------      ------------
 Net cash provided by operating
   activities                                              2,009,217        10,219,490

 INVESTING ACTIVITIES
 Purchases of fixed assets                               (16,317,155)       (5,251,317)
 Additional purchase price of subsidiaries                        --        (2,250,425)
 Purchase of The Partners Group                           (6,334,886)      (16,000,000)
 Proceeds from land sale                                          --           234,758
                                                        ------------      ------------
 Net cash used by investing activity                     (22,652,041)      (23,266,984)

FINANCING ACTIVITIES
 Revolving term loan                                      12,000,000        16,000,000
 Payments on revolving term loan                          (3,983,667)       (4,275,000)
 Proceeds from loan                                       17,500,000           729,103
 Options exercised                                           394,341           215,956
 Repayment of capital lease obligations                     (405,645)         (118,229)
 Proceeds from non-recourse debt                           3,000,000           693,517
 Payments on non-recourse debt                            (4,845,707)       (9,369,363)
 Payments on long term debt                               (3,925,027)         (707,655)
                                                        ------------      ------------
 Net cash provided by financing
   activities                                             19,734,295         3,168,329
                                                        ------------      ------------
 Net decrease in cash and cash
   equivalents                                              (908,529)       (9,879,165)
 Cash at beginning of period                               2,983,372        11,814,787
                                                        ------------      ------------
 Cash at end of period                                  $  2,074,843      $  1,935,622
                                                        ============      ============
 Supplemental disclosures of cash flow information:
   Interest paid                                        $  3,457,636      $    630,621
   Income taxes paid                                    $  3,318,485      $  2,514,248



 See notes to consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.

             Notes to Consolidated Financial Statements (Unaudited)

                                January 31, 1999

    Note A - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended April 30, 1998 filed with the Securities and Exchange Commission.

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

    Note C - Earnings Per Share

    Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement 128.

The following table sets forth the computation of basic and diluted earnings per share:


                                                         Three Months Ended                Nine Months Ended
                                                             January 31,                       January 31,
                                                       1999              1998            1999              1998
                                                   ------------      ------------    ------------      ------------

Net income                                         $  2,257,175      $  1,539,090    $  5,303,761      $  5,360,993
                                                   ============      ============    ============      ============
Denominator for basic earnings per
  share - weighted average shares                    24,683,382        22,472,494      24,672,397        22,457,732
                                                   ============      ============    ============      ============

Effect of dilutive securities - stock options           235,328           271,810         281,137           246,518
                                                   ------------      ------------    ------------      ------------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversion                      24,918,710        22,744,304      24,953,534        22,704,250
                                                   ============      ============    ============      ============

Basic earnings per share                           $       0.09      $       0.07    $       0.21      $       0.24
                                                   ============      ============    ============      ============

Diluted earnings per share                         $       0.09      $       0.07    $       0.21      $       0.24
                                                   ============      ============    ============      ============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue increased from $28.3 million for the quarter ended January 31, 1998 to $38.6 million for the quarter ended January 31, 1999, an increase of approximately 36.6%. Revenue increased from $77.8 million for the first nine months of fiscal 1998 to $113.4 million for the comparable period for fiscal 1999, an increase of approximately 45.8%. The increase was attributable primarily to the expansion of the Company's client base and an increase in consulting and professional staffing services provided to existing clients.

Gross profit increased from $8.6 million for the third quarter of fiscal 1998 to $12.1 million for the third quarter of fiscal 1999, an increase of approximately 40.5%. Gross profit increased from $23.7 million for the first nine months of fiscal 1998 to $35.9 million for the comparable period for fiscal 1999, an increase of approximately 51.4%. The increase was primarily attributable to the increase in revenue over the prior periods. Gross profit margin for the quarter increased from 30.4% to 31.3%, and gross profit margin for the comparable nine month periods increased from 30.4% to 31.6%, primarily because of the movement of the revenue mix to higher margin consulting revenue and a general increase in hourly rates.

Other selling, general and administrative expenses increased from $5.1 million in the third quarter of fiscal 1998 to $6.7 million in the third quarter of fiscal 1999, an increase of 31.8%. Other selling, general and administrative expenses increased from $13.4 million for the first nine months of fiscal 1998 to $19.4 million for the comparable period for fiscal 1999, an increase of approximately 45.1%. As a percent of revenue, other selling, general and administrative expenses decreased from 18.0% in the third quarter of fiscal 1998 to 17.3% for the third quarter of fiscal 1999, and decreased from 17.2% in the first nine months of fiscal 1998 to 17.1% for the third quarter of fiscal 1999. The increase in the dollar amount spent is primarily attributable to the increase in staffing as a result of the Company's regional business units becoming fully operational and the increased selling, general and administrative expenses attributable to acquired companies. Expenses related to the government's investigation into the TVA billing matter decreased from $98,000 for the third quarter of fiscal 1998 to zero for the third quarter of fiscal 1999, and also decreased from $235,000 for the first nine months of fiscal 1998 to $92,000 for the comparable period for fiscal 1999. In addition, in the first quarter of fiscal 1999, the Company provided for an accrual of $1,900,000, which is reflected separately on the income statement, in anticipation of the settlement of the TVA billing matter as discussed herein. See "Part II - Item 1. Legal Proceedings."

In connection with the resignation of an officer of the Company, SCB has recorded a one-time severance expense of approximately $800,000 in the fiscal quarter ended October 31, 1998, with non-compete payments to such former officer (aggregating $980,000) being amortized ratably over three years.

Interest expense increased from $622,000 in the third quarter of fiscal 1998 to $1.4 million in the third quarter of fiscal 1999. Interest expense also increased from $1.1 million for the first nine months of fiscal 1998 to $3.5 million for the comparable period for fiscal 1999. The increase was primarily the result of borrowings to fund a portion of the acquisition of The Partners Group, debt assumed in the acquisition of The Partners Group, and the financing of equipment associated with new outsourcing contracts. Other expenses, net, which primarily consists of the amortization of goodwill in connection with the Company's recent acquisitions, increased from $164,000 for the third quarter of fiscal 1998 to $365,000 for the third quarter of fiscal 1999, and also increased from $253,000 for the first nine months of fiscal 1998 to $1.1 million for the comparable period for fiscal 1999, which amount reflects the full impact of goodwill amortization associated with the additional earn-out consideration paid in May 1998 in connection with The Partners Group acquisition.

Liquidity and Capital Resources

Prior to the acquisition of The Partners Group, cash on hand from the Company's initial public offering in February 1996 and cash flow from operations had historically been the Company's primary source of liquidity. Cash flows from operations were $5,100,000 for the nine months ended January 31, 1999, as compared to $10,200,000 in the comparable period for fiscal 1998. The cash provided by operations decreased during this period primarily because of an increase in receivables and payment of expenses associated with the resignation of a former officer of the Company. The increase in receivables is due to increased sales and the Company funding certain significant projects with the balance due upon completion. The Company had collected about half of its receivables related to these projects by January 31, 1999 and collected the remaining $4.0 million by February 28, 1999.

Primarily as a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company's current revolving Credit Facility, which was amended on July 31, 1998, is comprised of a revolving line of credit of up to $30 million, the proceeds of which can be used for general corporate purposes, including acquisitions, and a term loan of $15 million, the proceeds of which were used to purchase certain equipment in connection with an outsourcing engagement, which equipment serves as collateral for the term loan. The Credit Facility bears interest at LIBOR plus a spread over LIBOR, which varies based on certain financial ratios. The Company's significant subsidiaries are co-borrowers under the Credit Facility. All borrowings under the revolver mature on October 1, 2000. The term loan provides for monthly payments of principal and interest of $130,348 until January 15, 1999, when monthly payments increase to $353,845 until the term loan matures on July 15, 2002. At January 31, 1999, borrowings under the Credit Facility bore interest at a rate of 6.60%. At January 31, 1999, the Company had approximately $2.3 million available for borrowing under the Credit Facility. In accordance with the terms of the Credit Facility, the maximum amount available under the revolver was reduced to $28.8 million on February 1, 1999.

The Company's working capital increased from $14,023,000 as of January 31, 1998 to $19,457,000 as of January 31, 1999, primarily due to increased accounts receivable. The Company's current ratio at January 31, 1999 was 1.84:1.

The Company made capital expenditures during the first nine months of fiscal 1999 of $16.3 million. Such capital expenditures related primarily to the purchase of computer equipment for new outsourcing contracts for The Partners Group.

Management believes that projected cash flows from operations will be sufficient to enable the Company to fund its payment of $1.6 million in connection with the proposed settlement of the TVA billing matter in the first quarter of fiscal 2000, fund capital expenditures of approximately $250,000 during the remainder of fiscal 1999 and fund the Company's operating needs for at least the next twelve months. Although the Company is currently in preliminary discussions with several firms regarding potential acquisitions, presently there are no definitive agreements with such firms, and no assurance can be made that any transaction currently being discussed will be consummated.

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

Because the Company's business includes the assessment of clients' Y2K problems and the recommendation and implementation of solutions to such problems, the Company has long been aware of the potential adverse effects on a company if its systems are not Y2K compliant. The Company has also made an assessment of its computer systems and applications and believes its systems are Y2K compliant. Accordingly, the Company does not expect to incur significant costs in order to remedy Y2K problems of its own systems, if any, and does not believe that Y2K problems associated with its own systems will have a material adverse effect on the Company's business, operations, or financial condition.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may be deemed to contain certain forward-looking statements regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors, many of which are beyond the Company's control, including the Company's dependence on key clients; the Company's dependence on the availability, recruitment, and retention of qualified information technology ("IT") employees; the Company's potential liability to clients in connection with the provision of IT services, particularly Y2K services; the Company's dependence on key management personnel; the Company's ability to finance, sustain, and manage growth; the Company's ability to integrate acquired businesses; the timing and ultimate outcome of the governmental investigations of the Company, including the Company's ability to negotiate a definitive settlement with the government related to the TVA matter on the terms described herein and the tax and accounting treatment for payments related to such settlement; competition; general economic conditions; and the like.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

 Not Applicable

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The Company has reached a tentative agreement with the United States Attorney for the Western District of Tennessee and the TVA to settle on a civil basis all claims against the Company relating to the TVA billing matter. The Company has agreed to pay $1,000,000 to the United States government and $600,000 to the TVA in settlement of all claims against it. The Company anticipates that a definitive agreement will be reached by mid-1999. A former officer of the Company has pleaded guilty to a single felony count of submitting a false claim of less than $10,000. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998 for additional information.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On November 3, 1998, the Company held its 1998 Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors for a term of one year and until their successors are duly elected and qualified with the number of votes cast for or withheld as set forth opposite their names:


                                      VOTES
                               -------------------------------------------------
                                       FOR                 WITHHOLD AUTHORITY
                               -------------------------------------------------
T. Scott Cobb                       20,502,924                   164,916

Ben C. Bryant, Jr.                  20,499,734                   168,106

James E. Harwood                    20,500,272                   167,568

Joseph W. McLeary                   20,500,947                   166,893

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
--------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  See Index to Exhibits following the Signature page.
  (b) The Company filed no Current Reports on Form 8-K during the quarter ended January 31, 1999.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SCB COMPUTER TECHNOLOGY, INC.



                                      By:    /s/ Gary E. McCarter
                                         --------------------------------------
                                      Name:  Gary E. McCarter
                                           ------------------------------------
                                      Title: Chief Financial Officer
                                            -----------------------------------
                                      Date:  March 15, 1999
                                           ------------------------------------

                                Index to Exhibits



Item                                    Description
----                                    -----------
10.1    Employment Agreement of Ben C. Bryant, Jr. dated as of November 1, 1998.

10.2    Employment Agreement of T. Scott Cobb dated as of November 1, 1998.

 27     Financial Data Schedule (for the SEC use only).