Form 10-K405
period 1999-04-30
SCB COMPUTER TECHNOLOGY INC
filed 1999-07-29
CIK 1005268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO ________


                         COMMISSION FILE NUMBER 0-27694


                          SCB COMPUTER TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


          TENNESSEE                                             62-1201561
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                            1365 WEST BRIERBROOK ROAD
                            MEMPHIS, TENNESSEE 38138
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 754-6577


        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At July 23, 1999, there were 24,711,965 outstanding shares of common stock. At such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing sale price of $5.375 per share as reported on the Nasdaq Stock Market, was approximately $79,950,324.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                         PART OF FORM 10-K
DOCUMENTS INCORPORATED                                                INTO WHICH INCORPORATED
Certain portions of the 1999 Annual Report to Shareholders           Part II - Items 6, 7 and 8
                                                                     Part IV - Item 14(a)(1)

Certain portions of the Proxy Statement for the 1999 Annual
Meeting of Shareholders                                              Part III - Items 10-12

                                     PART I

ITEM 1.   BUSINESS

GENERAL

       SCB Computer Technology, Inc. ("SCB" or the "Company") is a leading provider of information technology ("IT") management and technical services to commercial enterprises, including a number of Fortune 500 companies, and to state and local governments. The Company's services primarily consist of (1) CONSULTING, which entails evaluation, design and re-engineering of computer systems, management, quality assurance and technical directions for IT projects, network planning and implementation, Year 2000 ("Y2K") compliance, and functional expertise and training; (2) OUTSOURCING, which involves system development and integration, maintenance, data center management, help desk and technical services, remote processing, and computer hardware sales and leasing;
(3) PROFESSIONAL STAFFING, which includes providing skilled IT staff on an as-needed basis; and (4) ENTERPRISE RESOURCE PLANNING ("ERP"), which consists of planning and evaluating, system analysis and administration, implementation and functional support.

       SCB was founded as a partnership in 1976 and was incorporated under the laws of the State of Tennessee in 1984. The Company's principal executive offices are located at 1365 West Brierbrook Road, Memphis, Tennessee 38138, and its telephone number at that address is (901) 754-6577. The Company also can be contacted at the following Internet address:
http://www.scb.com.

ACQUISITIONS

       The Company's revenues have increased significantly over the last six fiscal years, from $28.6 million in fiscal 1994 to $156.7 million in fiscal 1999. Prior to the Company's initial public offering (the "IPO") in February 1996, a substantial majority of the Company's growth was attributable to obtaining new IT clients and providing additional IT services to existing clients. Since the IPO, in addition to continuing to expand its services, expand existing client relationships, and adding new clients, the Company has added revenues through the combination with or acquisition of other businesses. Since the IPO, the Company has engaged in the following significant business combinations and acquisitions:

       DELTA SOFTWARE. On September 26, 1996, the Company effected a business combination with Delta Software Systems, Inc. ("Delta"), an IT consulting company and custom software programmer, pursuant to a merger of Delta with and into a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling of interests. As a result of the merger, all of the outstanding capital stock of Delta was converted into an aggregate of 1,384,608 shares (adjusted to give effect to stock splits) of the Company's common stock.

       TECHNOLOGY MANAGEMENT RESOURCES. On February 28, 1997, the Company acquired substantially all of the assets of Technology Management Resources, Inc. ("TMRI"), an IT consulting company, in a transaction accounted for using the purchase method. The purchase price for the assets consisted of $8.5 million in cash, the assumption of certain liabilities (primarily accounts payable), and up to $4 million payable in shares of the Company's common stock contingent on growth in the acquired business' revenues and earnings in the fiscal years ending April 30, 1998, 1999 and 2000. In December 1997, the Company paid TMRI's successor $1.2 million in cash in full and final settlement of any additional purchase price payments.

       THE PARTNERS GROUP. On June 30, 1997, the Company acquired all of the outstanding capital stock of Partners Resources, Inc. ("PRI"), an IT outsourcing company, and Partners Capital Group, Inc. ("PCG" and collectively with PRI, the "Partners Group"), a computer leasing company, in a transaction accounted for under the purchase method. The aggregate purchase price for the capital stock of the Partners Group was $16 million in cash. In addition, in May 1998 the former shareholders of PRI received earnout consideration based on the net income of PRI for the fiscal year ending December 31, 1997, in the form of 1,580,580 shares of the Company's common stock and approximately $7.1 million in cash, net of approximately

$962,000 of the original escrow retained due to PCG's failure to meet certain earnings goals set forth in the acquisition agreement.

       PROVEN TECHNOLOGY. On May 1, 1998, the Company effected a business combination with Proven Technology, Inc. ("Proven"), a system integration services company, pursuant to a merger of Proven with and into a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling of interests. As a result of the merger, all of the outstanding capital stock of Proven was converted into an aggregate of 543,722 shares of the Company's common stock, of which 54,372 shares are being held in escrow to secure potential indemnification claims.

       GLOBAL SERVICES. On May 20, 1999, the Company acquired substantially all of the assets of Global Services, Inc., a computer hardware re-seller, in a transaction accounted for using the purchase method. The purchase price of the assets included $6.6 million in cash and the assumption of certain liabilities (primarily accounts payable).

SERVICES

    CONSULTING - GENERAL

       The objective of SCB's consulting services engagements is to use proven techniques to assist clients in evaluating and redesigning IT operations to achieve improvements in IT cost, quality and efficiency. SCB consultants frequently employ state-of-the-art information engineering methodologies and processes to assist clients in migrating from centralized, mainframe systems to open, client/server and other network architectures. General IT consulting services typically are designed to evaluate all phases of clients' projects, from front-end needs assessment surveys to detailed design and implementation of appropriate systems. These services include:

- performing an IT "wellness" test on a client's existing IT systems to determine whether the overall management information systems ("MIS") function is performing to optimal management and technical specifications;

- developing an Information Strategy Plan ("ISP") that identifies a client's strategic organizational objectives, recommends an IT infrastructure (either firm-wide or by business unit), and establishes a time-line and prioritizes tasks for accomplishing the ISP;

- forecasting a client's expected returns or cost savings on a particular technology investment;

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

       SCB consulting service contracts are typically for short periods of time and specify the discrete tasks to be performed. SCB's consulting fees are negotiated on a case-by-case basis, depend on the size of the project and the skills required, and range from billing at hourly rates to fixed-price engagements.

    CONSULTING - Y2K COMPLIANCE

       The Company's Y2K compliance consulting services combine comprehensive inventory, assessment, planning, remediation, testing, and follow-up to assist clients in managing the impact of the Y2K computer problem on their application software, system software, and mainframe and desktop hardware. A substantial portion of these services involve the use of Pro 2000SM, the Company's proprietary suite of services, and ProVision 2000SM, the Company's proprietary software aiding in "language specific" analysis of lines of code. The Company also uses third party suppliers of software tools for conversions, particularly in the mainframe applications. The Company's fees for these types of services range from hourly billings to payments per lines of computer code reviewed.

       In fiscal 1999, the Company derived approximately 10% of its revenue from Y2K consulting services. Although the Company is currently providing services on a number of Y2K projects and continues to devote resources to the provision of these services, the Company expects demand for such services to decrease rapidly as Y2K approaches and the implementation and testing of many Y2K conversion projects are completed. Accordingly, the Company is seeking to leverage its business relationships and knowledge of clients' IT systems obtained in Y2K engagements into additional projects involving other services not previously provided to such clients by the Company, although there can be no assurance of the Company's ability to successfully do so.

    CONSULTING - TELECOMMUNICATIONS

       Primarily through the Company's ProNetwork(sm), a systems monitoring and management tool for voice and data communications networks, SCB provides a comprehensive set of telecommunications and networking solutions for clients based on SCB's experience and expertise in the following areas:

-    project management of large network-related projects;

-    development and implementation of disaster recovery solutions;

-    network services (LAN/WAN design and engineering);

-    implementation of project pilots and tests beds for integrated testing;

-    training;

-    staffing of help desk centers; and

-    remote network monitoring and management.

    OUTSOURCING

       The Company believes that the outsourcing of information systems management and operations is growing rapidly, primarily because outsourcing often allows large organizations to add expertise and improve end-user service in their IT operations at a reduced cost. Because of the emerging hardware and software technologies and the demands by end-users for more memory, speed and flexibility, many large organizations have been forced to selectively deploy their IT assets and personnel. Many of the Company's clients have elected to focus their internal staffs on the emerging technologies and therefore have engaged the Company to maintain and enhance their legacy systems in connection with the development and operation of newer systems. SCB believes that these developments will increase the need to outsource IT services.

       The Company's outsourcing services are designed to support a wide range of legacy and client/server systems and include network design and management, systems support and maintenance, programming and application software development, client/server and other network maintenance, data center management, client staff training, and help desk services. Under the general direction of the client, SCB assumes full and ongoing management and technical responsibility for the installation or operation of a client's systems on a long-term basis, both at the client's business site and at SCB sites, including our Emerging Technology Centers. Prior to the Partners Group acquisition in 1997, SCB had not assumed asset ownership in connection with its outsourcing services. Since such acquisition, outsourcing services have involved substantial up-front expenditures to purchase IT systems equipment, hire personnel, and operate systems on behalf of certain outsourcing clients.

       Outsourcing contracts tend to be for longer terms and tend to produce more revenue per contract than consulting or professional staffing contracts. Outsourcing contracts are expressed in terms of fixed prices for defined services or hourly rates. In general, the Company determines its prices based on the salaries and overhead costs of professionals assigned to a project plus a margin designed to cover other expenses and provide a profit. The Company also provides outsourcing services on a fixed-price basis to some clients when the Company has a well-defined understanding of the services to be delivered or extensive knowledge of the client's business.

    PROFESSIONAL STAFFING

       The Company provides the services of highly skilled professional IT personnel at a client's facilities on an as-needed basis. These services are provided primarily to clients who desire the flexibility to supplement internal staff with people having particular skill sets or to eliminate the need to recruit, hire and train technical employees whose skills may not be needed between projects. The Company's objectives in providing professional staffing services include developing an understanding of the client's business and IT systems needs and positioning the Company to provide consulting and outsourcing services if the need arises. Professional staffing engagements range from short-term discrete projects to long-term support arrangements.

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

CLIENTS AND MARKETS

       The Company currently performs services for over 250 clients. SCB's clients represent a diverse group of governmental and commercial enterprises. Most of the Company's clients are large organizations for which the Company delivers services to a number of business units or agencies. The Company also performs services for a number of Fortune 500 companies. Because of its diverse client base, the Company believes that it is not dependent on any single client, industry or market.

       In fiscal 1999, the Company's top five clients - in terms of revenue to the Company - accounted for approximately 35% of the Company's revenue, and no client accounted for more than 10% of the Company's revenue.

       Generally, SCB's contracts with its top ten clients are, in accordance with industry practice, cancelable on short notice and without penalty (except with respect to the Company's larger outsourcing contracts), provide for monthly payment of fees, and establish other basic terms such as the hourly billing rates for each type of SCB professional who performs work pursuant to the contract. Some contracts specifically define the services to be performed pursuant to the contract, while other contracts, particularly professional staffing contracts, merely establish the basic parameters of the work (i.e., the system to be evaluated, designed or maintained) and require that additional work orders be submitted for services to be performed. SCB is the exclusive service provider under certain contracts, while other contracts, particularly professional staffing contracts, specifically allow the client to engage other vendors for the projects covered by the contract.

MARKETING AND SALES

       The Company markets its services through senior management and a sales staff of 40 persons. The Company currently has personnel located at sales offices in 25 cities. Relationships with SCB's larger clients and key government personnel are maintained and fostered by at least one of the Company's executive officers. The Company believes that its senior management's hands-on involvement with major clients is a significant competitive advantage.

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

EMPLOYEES AND RECRUITING

       The Company currently employs approximately 1,400 persons, consisting of approximately 1,210 technicians, 40 salespersons, 50 recruiters, 5 executives, and 95 other administrative personnel. The Company believes that there is a continuing shortage in the industry for computer professionals, especially programmers and systems designers. The Company competes for these persons with in-house MIS departments and other computer services firms. To attract and retain these highly sought employees, the Company has recently expanded its equity-based awards programs, primarily in the form of options to purchase common stock, that are offered to such employees. The Company also has increased matching contributions to 401(k) participants' accounts.

       In general, the Company seeks to hire professionals who have substantial experience either with an in-house MIS department or another IT services firm. SCB recruits worldwide by soliciting resumes generated by advertisements in trade journals and major city newspapers. Employee referrals are another major source of recruiting leads, and the Company awards bonuses to employees whose referrals lead to the hiring of a new IT professional. In addition, the Company's web site on the Internet (www.scb.com) is used for recruiting. Most of the Company's recruiters have technical or IT sales backgrounds and understand the skill sets needed for the project for which they are recruiting.

COMPETITION

       The Company believes that its principal competitors, categorized according to the services performed, are as follows: (1) consulting, including Y2K compliance and telecommunications - IBM, SHL Systemhouse Inc., Andersen Consulting, Computer Horizons Corporation, and EDS; (2) outsourcing - IBM, EDS, Perot Systems Corporation, Computer Sciences Corporation, Computer Management Sciences, Inc., and Andersen Consulting; (3) professional staffing - Computer Task Group, Inc., Computer Horizons Corporation, Keane, Inc., and Metro Information Services, Inc.; and (4) ERP services - Andersen Consulting, SAP Corp., PricewaterhouseCoopers LLP, Deloitte & Touche LLP, Ernst & Young LLP, and KPMG Peat Marwick LLP.

       The Company believes that the principal competitive factors in the IT services industry are (1) responsiveness to clients' needs and speed in delivering IT solutions; (2) effectiveness of delivered solutions as measured through cost reductions and improvements in price/performance ratios; (3) output per employee as reflected in utilization rates; (4) quality of service; (5) price; and (6) technical expertise. SCB believes that its ability to estimate costs accurately, particularly for existing clients, and its lower labor costs, which are a function, in part, of higher than industry average utilization rates, cause it to be a lower cost provider than many of its competitors, which is especially critical in a competitive bid environment. The Company also believes its reputation for delivering services at the agreed price without requesting or requiring additional client funds distinguishes SCB from its competitors.

       The Company also competes for the hiring and retention of management and other professional personnel. See " -- Employees and Recruiting." In connection with professional staffing engagements, particularly in situations where the Company is one of a number of approved vendors, the Company competes to provide services based on the relative qualifications of SCB personnel.

POTENTIAL LIABILITY TO CLIENTS

       Many of the Company's engagements, particularly with regard to Y2K compliance, involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes and omissions in rendering its IT services. The Company also maintains general liability insurance coverage, including coverage for errors or omissions, which covers Y2K compliance. Although the Company believes that the insurance coverage is adequate in scope and amount, there can be no assurance that such coverage will continue to be available on acceptable terms or sufficient to cover one or more large claims. Furthermore, any litigation, regardless of its outcome, could result in substantial costs to the Company, diversion of management's attention from operations, and negative publicity, any of which could adversely affect the Company's results of operations and financial condition.

EXECUTIVE OFFICERS

       The table below sets forth information with respect to the business experience of the Company's executive officers during at least the past five years.

         NAME                  AGE                                     POSITION AND TERM
T. Scott Cobb                   62          Mr. Cobb is a founder of  the Company and has been Chairman of  the Board since its formation in 1984.  He also was President of the Company from 1984 to 1996.  Mr. Cobb was a partner in Seltmann, Cobb & Bryant, the Company's predecessor, from its formation in 1976 to 1984.  Mr. Cobb is the father of
                                            Jeffrey S. Cobb.

Ben C. Bryant, Jr.              52          Mr. Bryant is a founder of the Company and has been Vice Chairman of the
                                            Board, Chief Executive Officer, and Treasurer since 1984.  He also has been
                                            President of  the Company since 1996.  Mr. Bryant was a partner in Seltmann,
                                            Cobb & Bryant,  the Company's predecessor, from its formation in 1976 to 1984.

Jeffrey S. Cobb                 37          Mr. Cobb has been Chief Operating Officer of the Company since 1995.  His prior positions with the Company include Senior Vice President of Operations and Administration from 1992 to 1995, Director of Projects from 1990 to 1992, and Director of  Recruiting from 1989 to 1990.  He is the son of T. Scott Cobb.

Gary E. McCarter                50          Mr. McCarter has been Chief Financial Officer of the Company since 1997.  He was Senior Vice President of Finance and Administration of the Company from
                                            1996 to 1997 and was a consultant to the Company from 1995 to 1996. Mr.
                                            McCarter was a consultant to the Company as the owner of McCarter &
                                            Associates, a business consulting company, which he operated from 1986 to 1992 and from 1993 to 1995.  He was Vice President of Finance at V.N.A. of Memphis,
                                            Inc., a home health care company, from 1992 to 1993.

Gordon L. Bateman               50          Mr. Bateman has been Chief Administrative Officer of the Company since 1997 and its Secretary since 1996.  His prior positions with the Company include
                                            Executive Vice President of Finance and

                                            Administration from 1995 to 1997, Chief Financial Officer from 1988 to 1997, and Senior Vice President from 1987 to 1995. He joined the Company in 1984.

FORWARD-LOOKING STATEMENTS

       Certain matters discussed in this Annual Report on Form 10-K, including the exhibits hereto, may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects", "anticipates", "believes", "hopes", "estimates", "plans" or similar phrasing. Forward-looking statements include statements regarding projected operating revenues and costs, liquidity, capital expenditures, and availability of capital resources as well as Y2K readiness and potential exposure. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and the Company's actual performance and results may differ materially due to a number of factors, most of which are beyond the Company's ability to predict or control, including the Company's dependence on key clients; the Company's dependence on the availability, recruitment and retention of qualified IT employees; the Company's dependence on key management personnel; the Company's potential liability to its clients in connection with the provision of IT services, particularly Y2K compliance consulting; the Company's ability to finance, sustain and manage growth; the Company's ability to integrate acquired businesses; competition; and general economic conditions. The Company undertakes no obligation to publicly release any revision to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES

       The Company owns its corporate headquarters buildings (aggregating approximately 13,200 square feet) and leases a building for its Emerging Technology Center and Memphis regional office (approximately 14,000 square feet) in Memphis, Tennessee, under a lease expiring in May 2000. In June 1999, the company entered into a 10-year lease with a 5-year renewal option on a 50,000 square feet building in the Memphis Technology Corridor area. This building will allow the Company to merge its Memphis corporate, regional and subsidiary operations under one roof, reduce its office space cost on a square foot basis, and allow for future growth. Some portion of the building will be subleased until it is needed by the Company. The Company intends to sell its owned corporate facilities.

       The Company has Emerging Technology Centers and regional offices in Nashville, Tennessee (approximately 17,000 square feet) and Dallas, Texas (approximately 7,500 square feet) and regional offices only in Atlanta, Georgia (approximately 3,000 square feet), Long Island, New York (approximately 3,500 square feet), and Phoenix, Arizona (approximately 1,200 square feet). The Company leases sales offices or has access to office facilities in Montgomery, Alabama; Phoenix, Arizona; Little Rock, Arkansas; Denver, Colorado; Jacksonville and Orlando, Florida; Indianapolis, Indiana; Frankfort, Kentucky; Baton Rouge and New Orleans, Louisiana; Jackson, Mississippi; Kansas City and St. Louis, Missouri; Omaha, Nebraska; Santa Fe, New Mexico; Raleigh, North Carolina; and Austin, Texas.

ITEM 3.  LEGAL PROCEEDINGS

       In September 1998, the Company reached a tentative agreement with the United States Attorney for the Western District of Tennessee and the Tennessee Valley Authority (the "TVA") to settle on a civil basis all claims against the Company related to the Company's billing practices under its consulting contract with the TVA. The Company agreed to pay $1,000,000 to the United States government and $600,000 to the TVA in settlement of all claims against the Company. The Company provided for an accrual of $1,900,000 in anticipation of the settlement. The final agreement was executed on May 5, 1999. In connection with the settlement, a former officer of the Company plead guilty to a single felony count of submitting a false claim of less than $10,000. Pursuant to the resignation of such officer from the Company, SCB recorded severance expense of $800,000 in the fiscal quarter ended October 31, 1998, with non-compete payments to the former officer aggregating $980,000 being amortized ratably over three years. The $1,900,000 settlement charge and the $800,000 severance charge are reflected separately on the consolidated statement of income under the caption "TVA settlement and severance payments".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders during the fiscal quarter ended April 30, 1999.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

       The Company's common stock is listed on the Nasdaq Stock Market and is traded under the ticker symbol "SCBI". There were approximately 3,000 holders of common stock as of July 23, 1999.

       The following table sets forth the high and low sales prices per share of common stock during each quarterly period of fiscal 1999 and 1998 as reported by the Nasdaq Stock Market:

           1999                           High              Low
Fourth Fiscal Quarter                   $  9.50           $4.56
Third Fiscal Quarter                      10.13             7.00
Second Fiscal Quarter                     10.25             6.00
First Fiscal Quarter                      12.75             9.31

           1998
Fourth Fiscal Quarter                    $13.50           $8.25
Third Fiscal Quarter                      10.00             7.00
Second Fiscal Quarter                     10.88             7.92
First Fiscal Quarter                       8.88             5.75

       The Company did not pay any cash dividends on the common stock during fiscal 1999 and 1998. The payment of cash dividends in the future will be at the Board of Directors' discretion and will depend on the Company's earnings, financial condition, capital needs, and other factors deemed pertinent by the Board of Directors, including the limitations on the payment of dividends under state law and the Company's credit arrangements. It is the current intention of the Board of Directors not to pay cash dividends and to retain any earnings to finance the operation and expansion of the Company's business.

       On September 3, 1997, the Company effected a three-for-two split of the common stock that was paid in the form of a 50% stock dividend. On April 27, 1998, the Company effected a two-for-one split of the common stock that was paid in the form of a 100% stock dividend. The information included herein has been adjusted to reflect such stock splits.

ITEM 6.   SELECTED FINANCIAL DATA

       The information under the caption "Selected Consolidated Financial Data" on page 25 of the Company's 1999 Annual Report to Shareholders (the "Annual Report to Shareholders") is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26-31 of the Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements and accompanying notes thereto on pages 32-59 of the Annual Report to Shareholders are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The information under the caption "Item 1 - Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "Proxy Statement") and under the caption "Business - Executive Officers" on page 7 of this Annual Report on Form 10-K is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

       The information under the captions "How are directors compensated?" and "Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information under the caption "Stock Ownership" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements

              The financial statements required by this item are contained in the Annual Report to Shareholders on pages 32-59, which information is incorporated herein by reference in response to this item.

       (2)    Financial Statement Schedules

              Not applicable.

       (3)    Exhibits

              The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

       (b)    Reports on Form 8-K

       The Company did not file a Current Report on Form 8-K during the fiscal quarter ended April 30, 1998.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCB COMPUTER TECHNOLOGY, INC.



                                       By:   /s/  Ben C. Bryant, Jr.
                                          --------------------------------------
                                                  Ben C. Bryant, Jr.
                                           President and Chief Executive Officer

Date:   July 28, 1999


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                       TITLE                                   DATE
     /s/   T. Scott Cobb                         Chairman of the Board                          July 28, 1999
----------------------------------
           T. Scott Cobb



     /s/  Ben C. Bryant, Jr.                     Vice Chairman of the Board,                    July 28, 1999
----------------------------------               Chief Executive Officer,
          Ben C. Bryant, Jr.                     President and Treasurer
                                                 (principal executive officer)




     /s/  Gary E. McCarter                       Chief Financial Officer (principal             July 28, 1999
----------------------------------               financial and accounting officer)
          Gary E. McCarter


     /s/  James E. Harwood                       Director                                       July 28, 1999
---------------------------------
          James E. Harwood



     /s/  Joseph W. McLeary                      Director                                       July 28, 1999
-----------------------------------
          Joseph W. McLeary

                                  EXHIBIT INDEX

 EXHIBIT
  NUMBER                      DESCRIPTION OF EXHIBIT

    2.1 Agreement and Plan of Merger dated as of September 26, 1996, among the Company, Delta Acquisition, Inc., Delta Software Systems, Inc., and the shareholders of Delta Software Systems, Inc., including form of Indemnity and Escrow Agreement (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated October 8, 1996). Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Securities and Exchange Commission (the "SEC") upon request.

    2.2 Asset Purchase Agreement dated February 28, 1997, among the Company, TMR Acquisition, Inc., Technology Management Resources, Inc., and the shareholders of Technology Management Resources, Inc. (incorporated herein by reference to Exhibit
                  2.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-22869)). Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

    2.3 Settlement Agreement and Release dated as of December 30, 1997, among the Company, Technology Management Resources, Inc. (a wholly owned subsidiary of the Company), Marino Holdings, Inc. (formerly Technology Management Resources, Inc.), Thomas
                  R. Marshall, and Thomas V. Ruffino (incorporated herein by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1998).

    2.4 Stock Purchase Agreement dated as of June 30, 1997, among the Company and the shareholders of Partners Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 24, 1997). Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

    2.5 Stock Purchase Agreement dated as of June 30, 1997, among the Company and the shareholders of Partners Resources, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 24, 1997). Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

    2.6 Asset Purchase Agreement dated as of May 1, 1999, among the Company, Partners Resources, Inc., Global Services, Inc., and the shareholders of Global Services, Inc. Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

    3.1 Amended and Restated Charter of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-80707)).

    3.2 Articles of Amendment to the Amended and Restated Charter of the Company dated November 3, 1998 (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-68343)).

    3.3 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-80707)).

    4.1 Specimen of common stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-80707)).

    4.2 Article 7 of the Amended and Restated Charter of the Company, as amended (included in Exhibits 3.1 and 3.2 hereto).

   10.1 SCB Computer Technology, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-80707)).

   10.2 SCB Computer Technology, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company's definitive Proxy Statement dated September 25,
                  1998).

   10.3 Employment Agreement dated as of November 1, 1998, between the Company and T. Scott Cobb (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1999).

   10.4 Employment Agreement dated as of November 1, 1998, between the Company and Ben C. Bryant, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1999).

   10.5 Second Amended and Restated Loan Agreement dated as of March 12, 1998, among NationsBank of Tennessee, N.A., the Company, and certain of its subsidiaries, including the form of promissory note (incorporated herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended April 30, 1998), as amended by (1) First Modification to Second Amended and Restated Loan Agreement dated as of September 15, 1998, among the parties thereto, (2) Second Modification to Second Amended and Restated Loan Agreement dated as of May 20, 1999, among the parties thereto, and (3) Third Modification to Second Amended and Restated Loan Agreement dated as of June 21, 1999, among the parties thereto.

     11 Computation of Earnings Per Share (included in Note 14 of the Notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report to Shareholders filed as Exhibit 13 hereto).

     13           SCB Computer Technology, Inc. 1999 Annual Report to
                  Shareholders.

     21 Subsidiaries of the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998).

     23           Consent of Ernst & Young LLP.

     27           Financial Data Schedule - Fiscal Year Ended April 30, 1999.