Form 10-K405/A
period 1999-04-30
SCB COMPUTER TECHNOLOGY INC
filed 1999-08-09
CIK 1005268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                         Part of Form 10-K
                  Documents Incorporated                              Into Which Incorporated
                  ----------------------                              -----------------------
Certain portions of the 1999 Annual Report to Shareholders           Part II-Items 6, 7 and 8
                                                                     Part IV-Item 14(a)(1)
Certain portions of the Proxy Statement for the 1999 Annual
Meeting of Shareholders                                              Part III-Items 10-12

                                     PART I

Item 4.  Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fiscal quarter ended April 30, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(b)      Reports on Form 8-K

       The Company did not file a Current Report on Form 8-K during the fiscal quarter ended April 30, 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SCB COMPUTER TECHNOLOGY, INC.



                                             By: Gordon L. Bateman
                                                --------------------------------
                                                 Gordon L. Bateman
                                                 Chief Administrative Officer

Date:   August 6, 1999