Form 10-Q
period 1999-07-31
SCB COMPUTER TECHNOLOGY INC
filed 1999-09-14
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______

                           COMMISSION FILE NO. 0-27694



                          SCB COMPUTER TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)



           TENNESSEE                                   62-1201561
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                             1365 W. BRIERBROOK ROAD
                            MEMPHIS, TENNESSEE 38138
                    (Address of principal executive offices)


                                  901-754-6577
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of September 10, 1999, there were 24,711,965 outstanding shares of the registrant's common stock.

                               Index to Form 10-Q

                          SCB Computer Technology, Inc.

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets as of July 31, 1999 and April 30, 1999 ...........        3

         Condensed consolidated statements of income for the three months ended July 31, 1999
         and July 31, 1998 ......................................................................        4

         Condensed consolidated statements of cash flows for the three months ended July 31, 1999
         and July 31, 1998 ......................................................................        5

         Notes to condensed consolidated financial statements ...................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..        8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .............................       10

Part II. Other Information

Item 1.  Legal Proceedings ......................................................................       10

Item 6.  Exhibits and Reports on Form 8-K .......................................................       10

Signature .......................................................................................       11

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             JULY 31,           APRIL 30,
                                                               1999               1999
                                                           -------------      -------------
                         ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                $   5,467,481      $   5,318,259
  ACCOUNTS RECEIVABLE                                         33,975,338         38,556,723
  OTHER CURRENT ASSETS                                         6,510,436          6,028,506
                                                           -------------      -------------
         TOTAL CURRENT ASSETS                                 45,953,255         49,903,488

  INVESTMENT IN DIRECT FINANCING LEASES                       13,772,386         16,229,954

  EQUIPMENT UNDER OPERATING LEASES (NET)                       7,623,758          4,826,291

FIXED ASSETS:
  BUILDINGS                                                    1,348,293          1,348,293
  FURNITURE, FIXTURES AND EQUIPMENT                           32,521,490         29,675,296
  ACCUMULATED DEPRECIATION                                    (9,010,094)        (6,753,640)
                                                           -------------      -------------
                                                              24,859,689         24,269,949
  LAND                                                           209,912            209,912
                                                           -------------      -------------
                                                              25,069,601         24,479,861
GOODWILL (NET)                                                51,075,428         45,085,230
OTHER                                                          5,510,399          6,322,010
                                                           -------------      -------------

         TOTAL ASSETS                                      $ 149,004,827      $ 146,846,834
                                                           =============      =============

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE-TRADE                                   $   8,024,046      $   6,763,376
  ACCRUED EXPENSES                                             8,509,089          8,513,652
  SHORT TERM LOAN                                              7,000,000                  0
  CURRENT PORTION OF LONG TERM DEBT                           14,864,289         15,307,385
  CURRENT PORTION - NONRECOURSE DEBT                           1,000,000                  0
  DEFERRED REVENUE                                             1,311,685          1,244,623
                                                           -------------      -------------
         TOTAL CURRENT LIABILITIES                            40,709,109         31,829,036

  LONG TERM DEBT                                              26,124,749         33,754,628
  NOTES PAYABLE-NONRECOURSE                                   16,586,125         16,224,198
  OTHER LONG TERM LIABILITIES                                  3,954,515          5,612,769

SHAREHOLDERS' EQUITY                                          61,630,329         59,426,203
                                                           -------------      -------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 149,004,827      $ 146,846,834
                                                           =============      =============





See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months
                                                            Ended
                                                           July 31,
                                                 ---------------------------
                                                    1999            1998
                                                 -----------     -----------
Revenue                                          $44,268,292     $35,488,610
Cost of services                                  30,695,497      24,042,414
                                                 -----------     -----------
Gross profit                                      13,572,795      11,446,196

Selling, general and administrative expenses       9,057,436       6,826,357
TVA settlement and severance payments                     --       1,900,000
                                                 -----------     -----------
Income from operations                             4,515,359       2,719,839

Net interest expense                                 844,789         626,572
                                                 -----------     -----------
Income before income taxes                         3,670,570       2,093,267
Income tax expense                                 1,471,096       1,197,000
                                                 ===========     ===========
Net income                                       $ 2,199,474     $   896,267
                                                 ===========     ===========
Net income per share - basic                     $      0.09     $      0.04
                                                 ===========     ===========
Net income per share - diluted                   $      0.09     $      0.04
                                                 ===========     ===========
Weighted average number of common
   shares - basic                                 24,711,924      24,665,318
                                                 ===========     ===========
Weighted average number of common
   shares - diluted                               24,762,646      25,114,168
                                                 ===========     ===========



See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months
                                                                  Ended
                                                                 July 31,
                                                      ------------------------------
                                                          1999              1998
                                                      ------------      ------------
OPERATING ACTIVITIES
  Net Income                                          $  2,199,474      $    896,267
  Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation included in cost of services             1,108,059           742,227
   Depreciation included in SG&A                           292,176           297,247
   Amortization and other                                  455,017           398,172
   Deferred income taxes                                (1,524,406)         (729,075)
  (Increase) decrease in:
   Accounts receivable                                   4,105,394        (4,820,161)
   Other assets                                            308,435         2,378,265
   Net investment in direct financing
     lease activity                                      2,457,568        (1,569,268)
  Increase (decrease) in:
   Accounts payable                                      1,260,670         1,322,120
   Accrued expenses and other                              821,015         2,258,445
   Accrued TVA settlement                               (1,658,516)        1,900,000
                                                      ------------      ------------
  Total adjustments                                      7,625,412         2,177,972
                                                      ------------      ------------
  Net cash provided by operating activities              9,824,886         3,074,239
                                                      ------------      ------------
INVESTING ACTIVITIES
  Purchases of fixed assets                             (4,188,832)      (16,604,073)
  Acquisition of businesses                             (6,600,000)       (7,127,473)
                                                      ------------      ------------
  Net cash used in investing activities                (10,788,832)      (23,731,546)
                                                      ------------      ------------
FINANCING ACTIVITIES
  Borrowings on long-term debt                                  --        15,000,000
  Payments on long-term debt                            (2,987,105)       (2,811,092)
  Net borrowings (repayments) under
   line of credit                                       (3,649,000)        5,957,333
  Short-term loan                                        7,000,000                --
  Other                                                    749,273         2,710,301
                                                      ------------      ------------
  Net cash provided by financing activities              1,113,168        20,856,542
                                                      ------------      ------------
Net increase in cash                                       149,222           199,235
Cash at beginning of period                              5,318,259         2,983,372
                                                      ------------      ------------
Cash at end of period                                 $  5,467,481      $  3,182,607
                                                      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  Interest paid                                       $    861,267      $    901,471
  Income taxes paid                                   $    460,066      $    865,759





See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 July 31, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended April 30, 1999 filed with the Securities and Exchange Commission.

Note B - Earnings Per Share

The following is a reconciliation of the numerators and denominators used to calculate net income per share in the condensed consolidated statements of income:

                                                    Three Months Ended
                                                         July 31,
                                               ---------------------------
                                                  1999           1998
                                               -----------     -----------
Net income                                      $2,199,474     $  896,267
                                                ==========     ==========
Denominator for basic earnings per
  share - weighted average shares               24,711,924     24,665,318
                                                ==========     ==========
Effect of dilutive securities-stock options         50,722        448,850
                                                ----------     ----------
Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions               24,762,646     25,114,168
                                                ==========     ==========
Basic earnings per share                        $     0.09     $     0.04
                                                ==========     ==========
Diluted earnings per share                      $     0.09     $     0.04
                                                ==========     ==========

Note C - Segment Information

The Company operates in two industry segments - Professional Services and Enterprise Solutions.

The revenue components of the Professional Services segment consist primarily of: (1) IT Consulting, including evaluation, design and reengineering of computer systems, management, quality assurance and technical direction for IT projects, as well as functional expertise and training and (2) Professional Staffing, which involves providing skilled IT staff on an as-needed basis.

The revenue components of the Enterprise Solutions segment consist primarily of:
(1) Outsourcing, including system development and integration, maintenance, data center management, help desk and technical services, remote processing, computer hardware sales and leasing; (2) Enterprise Resource Planning (ERP) services, which include planning and evaluation, systems analysis and administration, implementation and functional support; and (3) E-Services, which include Enterprise Management Services, Internet application development and design and implementation of communication networks.

Summarized financial information concerning the operating segments in which the Company operated at July 31, 1999 and 1998, and for each of the quarters then ended is shown in the following table:

                                        Three Months Ended
                                             July 31,
                                        -------------------
Operating Segments (In Thousands)          1999        1998
                                        -------     -------
Revenues:
              Professional Services     $30,290     $24,868
              Enterprise Solutions       13,978      10,621
                                        -------     -------
                                        $44,268     $35,489
Income From Operations:  (a)
              Professional Services     $ 2,984     $ 3,126
              Enterprise Solutions        1,531       1,494
                                        -------     -------
                                        $ 4,515     $ 4,620



(a) The July 1998 income from operations excludes the nonrecurring charge related to the TVA matter ($1,900,000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue increased from $35.5 million for the quarter ended July 31, 1998 to $44.3 million for the quarter ended July 31, 1999, an increase of approximately 24.8%. The increase was attributable primarily to the expansion of the Company's client base and increases in enterprise solution services and professional staffing services provided to existing clients.

Gross profit increased from $11.4 million for the first quarter of fiscal 1999 to $13.6 million for the first quarter of fiscal 2000, an increase of approximately 19.3%. The increase was primarily attributable to the increase in revenue over the prior periods. Gross profit margin for the quarter decreased from 32.3% to 30.7%, primarily because of a decrease in the number of billable days for the first quarter of fiscal 2000.

Other selling, general and administrative expenses increased from $6.8 million in the first quarter of fiscal 1999 to $9.1 million in first quarter of fiscal 2000, an increase of 33.8%. As a percent of revenue, other selling, general and administrative expenses increased from 19.2% in the first quarter of fiscal 1999 to 20.5% for the first quarter of fiscal 2000. The increase in the dollar amount spent is primarily attributable to the increase in staffing as a result of the Company's building infrastructure for regional business units becoming fully operational and the start-up costs associated with the e-solutions product line. The increase, as a percentage of revenue, is primarily attributable to ramp-up costs associated with building infrastructure. In the first quarter of fiscal 1999, the Company provided for an accrual of $1,900,000, which is reflected separately on the income statement, in connection with the settlement of the TVA billing matter as discussed herein. See "Part II - Item 1. Legal Proceedings."

Net interest expense increased from $0.6 million in the first quarter of fiscal 1999 to $0.8 million in the first quarter of fiscal 2000. The increase was primarily due to financing the acquisition of Global Services, Inc.

Liquidity and Capital Resources

Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided by operating activities was approximately $10.2 million and $3.1 million for the first quarters of fiscal 2000 and 1999, respectively. The increase in cash flow was primarily attributable to reduced accounts receivable.

The Company's historical capital expenditures have related primarily to the acquisition of office buildings used as the Company's corporate headquarters. With the acquisition of The Partners Group and the up-front purchases of equipment relating to their outsourcing contracts, the Company expects its capital expenditures to increase over prior periods. In the first quarter of fiscal 2000, the Company had approximately $4.2 million in capital expenditures, the substantial majority of which were related to purchases of equipment associated with new outsourcing contracts and equipment to complete the Emerging Technology Center in Phoenix.

At July 31, 1999, the Company had approximately $5.5 million of available cash and $2.0 million available for future borrowing under its credit facility. Primarily as a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company believes that its cash flows from operations and borrowings under its credit facility will be sufficient to meet the Company's needs for at least the next twelve months.

The Company and its significant subsidiaries have a credit facility with a commercial bank. The credit facility is comprised of a revolving line of credit and a term loan. The revolving line of credit initially provided for borrowings of up to $30 million, but was reduced to $26.3 million on August 1, 1999, and will continue to reduce by $1.25 million quarterly until it matures on October 1, 2000. The Company uses the borrowings under the revolving line of credit for general corporate purposes, including acquisitions. At July 31, 1999, there was $12,805,635 outstanding under the term loan. The repayment schedule for the term loan requires monthly principal and interest payments of $353,845. The term loan matures on July 15, 2002. The Company used the term loan to fund the purchase of certain equipment utilized in an outsourcing engagement. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread, which varies based on certain financial ratios. At July 31, 1999, borrowings under the credit facility bore interest at the rate of 6.68% per year. The Company is negotiating with its lender to increase the amount available for borrowing under the credit facility.

In May 1999, the Company used a short-term loan of $7 million from this commercial bank to fund the acquisition of Global Services, Inc. This term loan matures on September 17, 1999, and the outstanding principal bears interest at a rate of 6.42%.

The Company also has a $5 million line of credit with a bank, which bears interest at a rate of prime less 0.55% (7.70% at July 31, 1999) and is due upon demand. At July 31, 1999, $4,974,288 was outstanding under this line of credit which is secured by various computer equipment.

Year 2000

In fiscal 1999, the Company derived about 10% of its revenue from Year 2000 ("Y2K") consulting services and anticipates that such percentage will decrease in fiscal 2000. During the first quarter of fiscal 2000, the percentage remained at 10%. Many of the Company's engagements, particularly with regard to Y2K services, involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Furthermore, any litigation, regardless of its outcome, could result in substantial costs to the Company, diversion of management's attention from operations, and negative publicity, any of which could adversely affect the Company's results of operations and financial condition.

Because the Company's business includes the assessment of clients' Y2K problems and the recommendation and implementation of solutions to such problems, the Company has long been aware of the potential adverse effects on a company if its systems are not Y2K compliant. The Company has also made an assessment of its computer systems and applications. This assessment only indicated that some minor adjustments needed to be done in order to get the operating systems, software and hardware ready for Y2K. Therefore the cost for Y2K remediation has not been material. All required fixes that the Company is presently aware of have been made. The Company's suppliers have also verified that all computers, software, telephones, alarms, battery backups, and generators that have been purchased by the Company are now Y2K compliant after loading any required fixes. Based on this internal assessment and these external verifications, the Company believes that its computer systems are ready for Y2K in all material respects and that problems related to Y2K with its computer systems will pose minimal, if any, risk of business disruption. Accordingly, the Company believes that the Y2K problem as it relates to the Company's computer systems will not have a material adverse effect on the Company's business, results of operations, or financial condition.

The Company depends on numerous independent external providers of goods and services. These external businesses include electricity, telephone service and other utilities as well as financial institutions. The Company does not control these external businesses and cannot ensure that they and their goods and services will be ready for Y2K. The most reasonably likely worst case Y2K scenario for the Company would be for the Company to lose electricity, communications or banking services.

The Company has battery backups and generators in place for loss of electricity. The Company is seeking to verify the readiness of external businesses (such as telephone companies and banking institutions); however, if they were to experience a Y2K problem, particularly a critical one, the resulting business disruption could have a material adverse effect on the Company's business, results of operations and financial condition.

Forward Looking Statements

This quarterly report may be deemed to contain certain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects", "anticipates", "believes", "hopes", "estimates", "plans" or similar phrasing. Forward-looking statements include statements regarding projected operating revenues and costs, liquidity, capital expenditures, and availability of capital resources as well as Y2K readiness and potential exposure. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and the Company's actual performance and results may differ materially due to a number of factors, most of which are beyond the Company's ability to predict or control, including the Company's dependence on key clients; the Company's dependence on the availability, recruitment, and retention of qualified IT employees; the Company's dependence on key management personnel; the Company's potential liability to its clients in connection with the provision of IT services, particularly Y2K services; the Company's ability to finance, sustain, and manage growth; the Company's ability to integrate acquired businesses; competition; and general economic conditions. The Company undertakes no obligation to publicly release any revision to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In September 1998, the Company reached a tentative agreement with the United States Attorney for the Western District of Tennessee and the Tennessee Valley Authority (the "TVA") to settle on a civil basis all claims against the Company relating to the Company's billing practices under its consulting contract with the TVA. The Company agreed to pay $1,000,000 to the United States government and $600,000 to the TVA in settlement of all claims against the Company. The Company provided for an accrual of $1,900,000 in anticipation of the settlement. The final agreement was executed on May 5, 1999. In connection with the settlement, a former officer of the Company plead guilty to a single felony count of submitting a false claim of less than $10,000. Pursuant to the resignation of such officer from the Company, SCB recorded severance expense of $800,000 in the fiscal quarter ended October 31, 1998, with non-compete payments to the former officer aggregating $980,000 being amortized ratably over three years. The $1,900,000 settlement charge and the $800,000 severance charge are reflected on the consolidated statement of income under the caption "TVA settlement and severance payments".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) See Index to Exhibits following the Signature page.

(b) No reports on Form 8-K were filed during the fiscal quarter ended July 31, 1999.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCB COMPUTER TECHNOLOGY, INC.

Date:  September 14, 1999             By:    /s/ Gary E. McCarter
                                             ----------------------------------
                                      Title: Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                          Description of Exhibit
------                          ----------------------
2.1      Agreement and Plan of Merger dated as of September 26, 1996, among the
         Company, Delta Acquisition, Inc., Delta Software Systems, Inc., and the
         shareholders of Delta Software Systems, Inc. including form of
         Indemnity and Escrow Agreement (incorporated herein by reference to
         Exhibit 2 to the Company's Current Report on Form 8-K dated October 8,
         1996). Schedules and other exhibits have been omitted from this filing.
         The Company will furnish, as supplementary information, copies of the omitted materials to the Securities and Exchange Commission (the "SEC")
         upon request.

2.2      Asset Purchase Agreement dated February 28, 1997, among the Company,
         TMR Acquisition, Inc., Technology Management Resources, Inc., and the shareholders of the Technology Management Resources, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's Registration
         Statement on From S-3 (Registration No. 333-22869)). Schedules and other exhibits have been omitted from this filing. The company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

2.3 Settlement Agreement and Release dated as of December 30, 1997, among the Company, Technology Management Resources, Inc. (a wholly owned subsidiary of the Company), Marino Holdings, Inc. (formerly Technology
         Management Resources, Inc.), Thomas R. Marshall and Thomas V. Ruffino
         (incorporated herein by reference to Exhibit 2 to the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended January 31,
         1998).

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

2.6      Asset Purchase Agreement dated as of May 1, 1999, among the Company,
         Partners Resources, Inc. Global Services, Inc. and the shareholders of
         Global Services, Inc. (incorporated herein by reference to Exhibit 2.6 to the Company's Annual Report on Form 10-K for the fiscal year ended
         April 30, 1999).

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

10.5 Second Amended and Restated Loan Agreement dated as of March 12, 1998, among NationsBank of Tennessee, N.A., the Company, and certain of its subsidiaries, including the form of promissory note (incorporated herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended April 30, 1998), as amended by
         (1) First Modification to Second Amended and Restated Loan Agreement dated as of September 15, 1998, among the parties thereto, (2) Second
         Modification to Second Amended and Restated Loan Agreement dated as of
         May 20, 1999, among the parties thereto, and (3) Third Modification to Second Amended and Restated Loan Agreement dated as of June 21, 1999, among the parties thereto (in each case incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999).

11       Computation of Earnings Per Share (included in Note B of the Notes to
         Consolidated Financial Statements contained in the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter ended July 31, 1999).

27       Financial Data Schedule - Fiscal Quarter Ended July 31, 1999.