Form 10-Q
period 1999-10-31
SCB COMPUTER TECHNOLOGY INC
filed 1999-12-15
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of December 10, 1999, there were 24,711,924 outstanding shares of the registrant's common stock.

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

         Condensed consolidated balance sheets as of October 31, 1999 and April 30, 1999..........................3

         Condensed consolidated statements of income for the three and six months ended October 31, 1999 and October 31, 1998.....................................................................................4

         Condensed consolidated statements of cash flows for the six months ended October 31, 1999 and October 31, 1998.....................................................................................5

         Notes to condensed consolidated financial statements.....................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................11

Part II. Other Information

Item 1.  Legal Proceedings.......................................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................11

Item 6.  Exhibits and Reports on Form 8-K........................................................................12

Signature........................................................................................................13

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         SCB COMPUTER TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                  October 31, 1999    April 30, 1999
                                                                  ----------------    --------------
                                     ASSETS

        Current assets:
           Cash and cash equivalents                                $   2,199,672      $   5,318,259
           Accounts receivable                                         37,416,731         38,556,723
           Other current assets                                         6,897,967          6,028,506
                                                                    -------------      -------------
                  Total current assets                                 46,514,370         49,903,488

           Investment in direct financing leases                       13,484,700         16,229,954

           Equipment under operating leases (net)                       7,300,600          4,826,291

        Fixed assets:
           Buildings                                                    1,348,293          1,348,293
           Furniture, fixtures and equipment                           33,509,283         29,675,296
           Accumulated depreciation                                   (10,518,340)        (6,753,640)
                                                                    -------------      -------------
                                                                       24,339,236         24,269,949
           Land                                                           209,912            209,912
                                                                    -------------      -------------
                                                                       24,549,148         24,479,861
        Goodwill (net)                                                 50,625,384         45,085,230
        Other                                                           4,415,358          6,322,010
                                                                    -------------      -------------

                  Total assets                                      $ 146,889,560      $ 146,846,834
                                                                    =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities:
           Accounts payable-trade                                   $   3,960,411      $   6,763,376
           Accrued expenses                                             8,183,714          8,513,652
           Short term loan                                              7,000,000                  0
           Current portion of long term debt                           15,764,289         15,307,385
           Current portion - nonrecourse debt                           1,000,000                  0
           Deferred revenue                                             1,243,262          1,244,623
                                                                    -------------      -------------
                  Total current liabilities                            37,151,676         31,829,036

           Long term debt                                              28,893,503         33,754,628
           Notes payable-nonrecourse                                   15,363,335         16,224,198
           Other long term liabilities                                  2,454,959          5,612,769

        Shareholders' equity                                           63,026,087         59,426,203
                                                                    -------------      -------------
                     Total liabilities and shareholders' equity     $ 146,889,560      $ 146,846,834
                                                                    =============      =============








See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months                  Six Months
                                                           Ended                        Ended
                                                         October 31,                  October 31,
                                                --------------------------    --------------------------
                                                    1999           1998           1999           1998
                                                -----------    -----------    -----------    -----------
Revenue                                         $42,813,167    $39,280,625    $87,081,459    $74,769,235
Cost of services                                 30,291,827     26,945,679     60,987,324     50,988,093
                                                -----------    -----------    -----------    -----------
Gross profit                                     12,521,340     12,334,946     26,094,135     23,781,142

Selling, general and administrative expenses      9,209,778      7,133,003     18,267,214     13,959,360
TVA settlement and severance payments                    --        800,000             --      2,700,000
                                                -----------    -----------    -----------    -----------
Income from operations                            3,311,562      4,401,943      7,826,921      7,121,782

Net interest expense                                987,899        882,437      1,832,688      1,509,009
                                                -----------    -----------    -----------    -----------
Income before income taxes                        2,323,663      3,519,506      5,994,233      5,612,773
Income tax expense                                  927,909      1,368,886      2,399,005      2,566,186
                                                ===========    ===========    ===========    ===========
Net income                                      $ 1,395,754    $ 2,150,620    $ 3,595,228    $ 3,046,587
                                                ===========    ===========    ===========    ===========

Net income per share - basic                    $      0.06    $      0.09    $      0.15    $      0.12
                                                ===========    ===========    ===========    ===========

Net income per share - diluted                  $      0.06    $      0.09    $      0.15    $      0.12
                                                ===========    ===========    ===========    ===========

Weighted average number of common
   shares - basic                                24,711,924     24,671,661     24,711,924     24,668,490
                                                ===========    ===========    ===========    ===========
Weighted average number of common
   shares - diluted                              24,711,924     24,884,604     24,737,285     24,979,386
                                                ===========    ===========    ===========    ===========






See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months
                                                                Ended
                                                              October 31,
                                                     -----------------------------
                                                         1999             1998
                                                     ------------     ------------
OPERATING ACTIVITIES
  Net Income                                         $  3,595,228     $  3,046,587
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation included in cost of services           2,277,185        1,848,410
    Depreciation included in SG&A                         682,517          596,800
    Amortization and other                                872,836          776,753
    Deferred income taxes                              (1,466,256)        (638,572)
    (Increase) decrease in:
      Accounts receivable                                 664,001       (9,847,979)
      Other assets                                      1,015,995          197,698
      Net investment in direct financing
         lease activity                                 2,745,254         (257,973)
    Increase (decrease) in:
      Accounts payable                                 (1,002,965)       1,897,028
      Accrued expenses and other                       (1,658,516)       2,588,815
      Accrued TVA settlement                             (472,783)       1,759,236
                                                     ------------     ------------
  Total adjustments                                     3,657,268       (1,079,784)
                                                     ------------     ------------
  Net cash provided by operating activities             7,252,496        1,966,803
                                                     ------------     ------------

INVESTING ACTIVITIES
  Purchases of fixed assets                            (4,872,459)     (18,736,227)
  Additional purchase price of subsidiaries                  --         (7,127,437)
  Acquisition of business                              (6,600,000)            --
                                                     ------------     ------------
  Net cash used in investing activities               (11,472,459)     (25,863,664)
                                                     ------------     ------------

FINANCING ACTIVITIES
  Borrowings on long-term debt                               --         15,000,000
  Payments on long-term debt                           (3,738,236)      (4,146,570)
  Net borrowings (repayments) under
    line of credit                                     (1,551,000)      10,356,333
  Short-term loan                                       7,000,000             --
  Other                                                  (609,388)          90,856
                                                     ------------     ------------
  Net cash provided by financing activities             1,101,376       21,300,619
                                                     ------------     ------------

Net increase in cash                                   (3,118,587)      (2,596,242)
Cash at beginning of period                             5,318,259        2,983,372

                                                     ============     ============
Cash at end of period                                $  2,199,672     $    387,130
                                                     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  Interest paid                                      $  1,866,220     $  2,079,953
  Income taxes paid                                  $  1,673,918     $  2,436,644




See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                October 31, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended April 30, 1999 filed with the Securities and Exchange Commission.


Note B - Earnings Per Share

The following is a reconciliation of the numerators and denominators used to calculate net income per share in the condensed consolidated statements of income:

                                                  Three Months Ended           Six Months Ended
                                                      October 31,                 October 31,
                                               -------------------------   -------------------------
                                                  1999          1998          1999          1998
                                               -----------   -----------   -----------   -----------
Net income                                     $ 1,395,754   $ 2,150,620   $ 3,595,228   $ 3,046,587
                                               ===========   ===========   ===========   ===========
Denominator for basic earnings per
  share - weighted average shares               24,711,924    24,671,661    24,711,924    24,668,490
                                               ===========   ===========   ===========   ===========

Effect of dilutive securities-stock options           --         212,943        25,361       310,896
                                               -----------   -----------   -----------   -----------

Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions                24,711,924    24,884,604    24,737,285    24,979,386
                                               ===========   ===========   ===========   ===========

Basic earnings per share                             $0.06         $0.09         $0.15         $0.12
                                               ===========   ===========   ===========   ===========

Diluted earnings per share                           $0.06         $0.09         $0.15         $0.12
                                               ===========   ===========   ===========   ===========

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

Summarized financial information concerning the operating segments in which the Company operated at October 31, 1999 and 1998, and for each of the quarters and six month periods then ended is shown in the following table:

                                         Three Months Ended       Six Months Ended
                                             October 31,            October 31,
                                         -------------------     ------------------
    Operating Segments (In Thousands)      1999       1998         1999      1998
                                         -------     -------     -------    -------
    Revenues:
              Professional Services      $28,465     $28,518     $58,756    $53,386
              Enterprise Solutions        14,348      10,762      28,326     21,383
                                         -------     -------     -------    -------
                                         $42,813     $39,280     $87,081    $74,769
    Income From Operations: (a)
              Professional Services      $ 1,967     $ 3,643     $ 5,024    $ 6,520
              Enterprise Solutions         1,345       1,559       2,803      3,301
                                         -------     -------     -------    -------
                                         $ 3,312     $ 5,202     $ 7,827    $ 9,821

(a) The income from operations for the three months ended October 31, 1998 excludes the one-time severance expense paid in connection with the resignation of an officer of the company ($800,000); and the income from operations for the six months ended October 31, 1998 excludes both the nonrecurring charge related to the settlement of the TVA matter ($1,900,000) and the one-time severance expense paid to a former officer of the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue increased from $39.3 million for the quarter ended October 31, 1998 to $42.8 million for the quarter ended October 31, 1999, an increase of approximately 9.0%. Revenue increased from $74.8 million for the first six months of fiscal 1999 to $87.1 million for the comparable period for fiscal 2000, an increase of approximately 16.5%. The increase was attributable primarily to the expansion of the Company's client base and increases in enterprise solution services.

Gross profit increased from $12.3 million for the second quarter of fiscal 1999 to $12.5 million for the second quarter of fiscal 2000, an increase of approximately 1.5%. Gross profit increased from $23.8 million for the first six months of fiscal 1999 to $26.1 million for the comparable period for fiscal 2000, an increase of approximately 9.7%. The increase was primarily attributable to the increase in revenue over the prior periods. Gross profit margin for the quarter decreased from 31.4% to 29.2%, and gross profit margin for the comparable six month periods decreased from 31.8% to 30.0%, primarily because of the completion of Year 2000 projects.

Other selling, general and administrative expenses increased from $7.1 million in the second quarter of fiscal 1999 to $9.2 million in second quarter of fiscal 2000, an increase of 30.3%. Other selling, general and administrative expenses increased from $13.6 million for the first six months of fiscal 1999 to $18.3 million for the comparable period for fiscal 2000, an increase of approximately 30.9%. As a percent of revenue, other selling, general and administrative expenses increased from 18.2% in the second quarter of fiscal 1999 to 21.5% for the first quarter of fiscal 2000, and increased from 18.7% to 21.0% for the comparable six month periods then ended. The increase in the dollar amount spent and as a percent of revenue is primarily attributable to the increase in staffing as a result of the Company's building infrastructure for regional business units and the start-up costs associated with the e-solutions product line. In the first quarter of fiscal 1999, the Company provided for an accrual of $1,900,000, in connection with the settlement of the TVA billing matter as discussed herein. See "Part II - Item 1. Legal Proceedings."

In connection with the resignation of an officer of the Company, a one-time severance expense of approximately $800,000 was recorded in the fiscal quarter ended October 31, 1998, with non-compete payments to such former officer(aggregating $980,000) being amortized ratably over three years.

Net interest expense increased from $0.9 million in the second quarter of fiscal 1999 to $1.0 million in the second quarter of fiscal 2000. Net interest expense also increased from $1.5 million for the first six months of fiscal 1999 to $1.8 million for the comparable period for fiscal 2000. The increases were attributable to higher interest rates.

Liquidity and Capital Resources

Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided by operating activities was approximately $7.3 million and $2.0 million for the first six months of fiscal 2000 and 1999, respectively. The increase in cash flow was primarily attributable to a better turn on accounts receivable.

The Company's historical capital expenditures have related primarily to the acquisition of office buildings used as the Company's corporate headquarters. With the acquisition of The Partners Group and the up-front purchases of equipment relating to their outsourcing contracts, the Company expects its capital expenditures to increase over prior periods. In the first six months of fiscal 2000, the Company had approximately $4.9 million in capital expenditures, the substantial majority of which were related to purchases of equipment associated with new outsourcing contracts and equipment to complete the Emerging Technology Center in Phoenix.

At October 31, 1999, the Company had approximately $2.2 million of available cash and $0.2 million available for future borrowing under its credit facility. Primarily as a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company believes that its cash flows from operations and borrowings under its credit facility will be sufficient to meet the Company's needs for at least the next twelve months.

The Company and its significant subsidiaries have a credit facility with a commercial bank. The credit facility is comprised of a revolving line of credit and a term loan. The revolving line of credit initially provided for borrowings of up to $30 million, but has been reduced to $26.3 million, and will mature on October 1, 2000. The Company uses the borrowings under the revolving line of credit for general corporate purposes, including acquisitions. At October 31, 1999, there was $11.9 million outstanding under the term loan. The repayment schedule for the term loan requires monthly principal and interest payments of $353,845. The term loan matures on July 15, 2002. The Company used the term loan to fund the purchase of certain equipment utilized in an outsourcing engagement. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread, which varies based on certain financial ratios. At October 31, 1999, borrowings under the credit facility bore interest at the rate of 6.90% per year. The Company is negotiating with its lender to increase the amount available for borrowing under the credit facility.

In May 1999, the Company used a short-term loan of $7 million from this commercial bank to fund the acquisition of Global Services, Inc. This term loan matures on December 20, 1999, and the outstanding principal bears interest at a rate of 6.42%.

The Company also has a $5 million line of credit with a bank, which bears interest at a rate of prime less 0.55% (7.70% at October 31, 1999) and is due upon demand. At October 31, 1999, $4,974,288 was outstanding under this line of credit which is secured by various computer equipment.

Year 2000

In fiscal 1999, the Company derived about 10% of its revenue from Year 2000 ("Y2K") consulting services and anticipates that such percentage will decrease in fiscal 2000. During the first six months of fiscal 2000, the percentage declined to 7%. Many of the Company's engagements, particularly with regard to Y2K services, involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Furthermore, any litigation, regardless of its outcome, could result in substantial costs to the Company, diversion of management's attention from operations, and negative publicity, any of which could adversely affect the Company's results of operations and financial condition.

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

The Company depends on numerous independent external providers of goods and services. These external businesses include electricity, telephone service and other utilities as well as financial institutions. The Company does not control these external businesses and cannot ensure that they and their goods and services will be ready for Y2K. The most reasonably likely worst case Y2K scenario for the Company would be for the Company to lose electricity, communications or banking services. The Company has battery backups and generators in place for loss of electricity. The Company has verified the readiness of external businesses (such as telephone companies and banking institutions); however, if they were to experience a Y2K problem, particularly a critical one, the resulting business disruption could have a material adverse effect on the Company's business, results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 5, 1999, the Company reached a final agreement with the United States Attorney for the Western District of Tennessee and the Tennessee Valley Authority (the "TVA") to settle on a civil basis all claims against the Company relating to the Company's billing practices under its consulting contract with the TVA. This matter is described in greater detail in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, to which reference is hereby made.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On September 16, 1999, the Company held its 1999 Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors for a term of one year with the numbers of votes cast for or withheld as set forth opposite their names:

                                        VOTES
                                 -----------------------------------------------
                                         FOR                WITHHOLD AUTHORITY
                                 -----------------------------------------------
T. Scott Cobb                         20,276,684                 181,668
Ben C. Bryant, Jr.                    20,065,263                 393,089
James E. Harwood                      20,103,050                 355,302
Joseph W. McLeary                     20,103,050                 355,302

The shareholders of the Company also voted on the ratification of Ernst & Young LLP as the independent public accountants of the Company for the fiscal year ending April 30, 2000, with the following numbers of votes cast for, against or abstaining:

            VOTES
--------------------------------------------------------------------------------
             FOR                     AGAINST                       ABSTAIN
--------------------------------------------------------------------------------
         20,432,744                   19,019                        6,589
--------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   See Index to Exhibits following the Signature page.
(b) No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1999.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SCB COMPUTER TECHNOLOGY, INC.


Date:  December 14, 1999                  By:     /s/ Michael J. Boling
                                               ---------------------------------

                                          Title:  Chief Financial Officer
                                                 -------------------------------

                                  EXHIBIT INDEX


Exhibit
Number                           Description of Exhibit
-------                          ----------------------
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

10.5 Second Amended and Restated Loan Agreement dated as of March 12, 1998, among NationsBank of Tennessee, N.A., the Company, and certain of its subsidiaries, including the form of promissory note (incorporated herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended April 30, 1998), as amended by
         (1) First Modification to Second Amended and Restated Loan Agreement dated as of September 15, 1998, among the parties thereto, (2) Second
         Modification to Second Amended and Restated Loan Agreement dated as of
         May 20, 1999, among the parties thereto, and (3) Third Modification to Second Amended and Restated Loan Agreement dated as of June 21, 1999, among the parties thereto (in each case, incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999).

11       Computation of Earnings Per Share (included in Note B of the Notes to
         Consolidated Financial Statements contained in the Company's Quarterly
         Report on Form 10-Q for the fiscal quarter ended October 31, 1999).

27       Financial Data Schedule - Fiscal Quarter Ended October 31, 1999.