Form 10-Q
period 2000-01-31
SCB COMPUTER TECHNOLOGY INC
filed 2000-03-14
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______TO _______


                           COMMISSION FILE NO. 0-27694




                          SCB COMPUTER TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          TENNESSEE                                       62-1201561
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)


                             3800 FOREST HILL-IRENE
                                   SUITE 100
                               MEMPHIS, TN 38125
                    (Address of principal executive offices)

                                  901-754-6577
              (Registrant's telephone number, including area code)

                            1365 W. BRIERBROOK ROAD
                               MEMPHIS, TN 38138
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 8, 2000, there were 25,044,924 outstanding shares of the registrant's common stock.

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

Item 1.  Financial Statements (Unaudited)
         Condensed consolidated balance sheets as of January 31, 2000 and April 30, 1999.............................3

         Condensed consolidated statements of operations for the three and nine months ended January 31, 2000 and January 31, 1999........................................................................................4

         Condensed consolidated statements of cash flows for the nine months ended January 31, 2000 and January 31, 1999........................................................................................5

         Notes to condensed consolidated financial statements........................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................................11

Part II. Other Information

Item 1.  Legal Proceedings..........................................................................................11

Item 3.  Exhibits and Reports on Form 8-K...........................................................................11

Signature...........................................................................................................12

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                            JANUARY 31,        APRIL 30,
                                                               2000              1999
                                                           ------------      ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                               $  1,843,134      $  5,318,259
   Accounts receivable                                       31,266,227        38,556,723
   Other current assets                                       8,923,481         6,028,506
                                                           ------------      ------------
        Total current assets                                 42,032,842        49,903,488

   Investment in direct financing leases                     13,526,036        16,229,954

   Equipment under operating leases (net)                     6,791,992         4,826,291

Fixed assets:
   Buildings                                                    992,427         1,348,293
   Furniture, fixtures and equipment                         34,166,781        29,675,296
   Accumulated depreciation                                 (11,990,027)       (6,753,640)
                                                           ------------      ------------
                                                             23,169,181        24,269,949
   Land                                                         209,912           209,912
                                                           ------------      ------------
                                                             23,379,093        24,479,861
Goodwill (net)                                               50,174,392        45,085,230
Other                                                         3,946,008         6,322,010
                                                           ------------      ------------
        Total assets                                       $139,850,363      $146,846,834
                                                           ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade                                  $  3,843,765      $  6,763,376
   Accrued expenses                                           6,983,587         8,513,652
   Notes payable                                             11,974,289                 0
   Current portion of long term debt                         10,790,000        15,307,385
   Current portion - nonrecourse debt                           808,035                 0
   Deferred revenue                                           1,313,775         1,244,623
                                                           ------------      ------------
        Total current liabilities                            35,713,451        31,829,036

   Long term debt                                            27,422,219        33,754,628
   Notes payable-nonrecourse                                 14,585,468        16,224,198
   Other long term liabilities                                3,057,246         5,612,769

Shareholders' equity                                         59,071,979        59,426,203
                                                           ------------      ------------
           Total liabilities and shareholders' equity      $139,850,363      $146,846,834
                                                           ============      ============







See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months                         Nine Months
                                                      Ended                               Ended
                                                   January 31,                          January 31,
                                        ---------------------------------      -------------------------------
                                             2000               1999               2000               1999
                                         ------------       ------------       ------------       ------------
Revenue                                  $ 36,859,307       $ 38,619,450       $123,931,594       $113,388,685
Cost of services                           30,254,147         27,321,191         91,186,956         79,251,146
Increase in provision for contract
   losses                                     848,751                 --            848,751                 --
                                         ------------       ------------       ------------       ------------
Gross profit                                5,756,409         11,298,259         31,895,887         34,137,539

Selling, general and administrative
   expenses                                11,419,029          6,695,036         29,735,829         19,380,755
TVA settlement and severance
   payments                                        --                 --                 --          2,700,000
                                         ------------       ------------       ------------       ------------
Income (loss) from operations              (5,662,620)         4,603,223          2,160,058         12,056,784

Interest expense, net                       1,020,601            601,138          2,886,821          1,739,229
Other income (expense)                        147,117           (364,706)           180,929         (1,067,404)
                                         ------------       ------------       ------------       ------------
Income (loss) before income taxes          (6,536,104)         3,637,379           (545,834)         9,250,151
Income tax expense (benefit)               (2,582,000)         1,380,204           (183,000)         3,946,390
                                         ------------       ------------       ------------       ------------
Net income (loss)                        $ (3,954,104)      $  2,257,175       $   (362,834)      $  5,303,761
                                         ============       ============       ============       ============
Net income (loss) per share - basic      $      (0.16)      $       0.09       $      (0.01)      $       0.21
                                         ============       ============       ============       ============
Net income (loss) per
   share - diluted                       $      (0.16)      $       0.09       $      (0.01)      $       0.21
                                         ============       ============       ============       ============
Weighted average number of common
   shares - basic                          24,711,924         24,683,382         24,711,807         24,672,397
                                         ============       ============       ============       ============
Weighted average number of common
   shares - diluted                        24,711,924         24,918,710         24,711,807         24,953,534
                                         ============       ============       ============       ============

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months
                                                                       Ended
                                                                    January 31,
                                                           -------------------------------
                                                               2000               1999
                                                           ------------       ------------
OPERATING ACTIVITIES
  Net income (loss)                                        ($   362,834)      $  5,303,761
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Depreciation included in cost of services                 4,003,811          3,164,772
    Depreciation included in SG&A                             1,232,576            754,939
    Amortization and other                                    1,350,130          1,175,385
    Deferred income taxes                                    (1,250,256)           (79,797)
    Changes in operating assets and liabilities:
      Accounts receivable                                     7,290,496        (10,465,080)
      Other assets and liabilities                            1,785,574         (2,968,938)
      Net investment in direct financing
         lease activity                                       2,703,918            875,342
      Accounts payable                                       (2,919,611)          (170,284)
      Accrued expenses and other                             (2,140,986)         2,700,040
      Accrued TVA settlement                                 (1,658,516)         1,719,077
                                                           ------------       ------------
  Net cash provided by operating activities                  10,034,302          2,009,217
                                                           ------------       ------------
INVESTING ACTIVITIES
  Purchases of fixed assets                                  (6,851,320)       (16,317,155)
  Additional purchase price of subsidiaries                          --         (6,334,886)
  Acquisition of business                                    (6,600,000)                --
                                                           ------------       ------------
  Net cash used in investing activities                     (13,451,320)       (22,652,041)
                                                           ------------       ------------
FINANCING ACTIVITIES
  Borrowings on long-term debt                                       --         17,500,000
  Payments on long-term debt                                 (3,184,604)        (3,925,027)
  Proceeds of non-recourse debt                               2,945,000          3,000,000
  Payments on non-recourse debt                              (3,775,695)        (4,845,707)
  Net borrowings (repayments) under
    line of credit                                           (2,644,032)         8,016,333
  Options exercised                                                  --            394,341
  Short-term loan                                             7,000,000                 --
  Other                                                        (398,776)          (405,645)
                                                           ------------       ------------
  Net cash provided by (used in) financing activities           (58,107)        19,734,295
                                                           ------------       ------------
Net decrease in cash                                         (3,475,125)          (908,529)
Cash at beginning of period                                   5,318,259          2,983,372
                                                           ------------       ------------
Cash at end of period                                      $  1,843,134       $  2,074,843
                                                           ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  Interest paid                                            $  5,104,893       $  3,457,636
  Income taxes paid                                        $  1,673,918       $  3,318,485




See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                January 31, 2000

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, (which consist of normal recurring adjustments with the exception of those adjustments described in Note 4.) considered necessary for the fair presentation of the financial position of the Company as of January 31, 2000, and the results of operations and cash flows for the three and nine month periods ended January 31, 2000 and January 31, 1999. Operating results for the periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended April 30, 1999 filed with the Securities and Exchange Commission.


2. Earnings Per Share

    The following is a reconciliation of the numerators and denominators used to calculate net income (loss) per share in the condensed consolidated statements of operations:

                                            Three Months Ended           Nine Months Ended
                                                January 31,                 January 31,
                                        -------------------------    -------------------------
                                            2000           1999          2000          1999
                                        -----------    -----------   -----------   -----------
Net income (loss)                       $(3,954,104)   $ 2,257,175   $  (362,834)  $ 5,303,761
                                        ===========    ===========   ===========   ===========

Denominator for basic earnings per
  share - weighted average shares        24,711,924     24,683,382    24,711,807    24,672,397
                                        ===========    ===========   ===========   ===========
Assumed exercise of stock options                --        235,328            --       281,137
                                        -----------    -----------   -----------   -----------
Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions        24,711,924     24,918,710    24,711,807    24,953,534
                                        ===========    ===========   ===========   ===========
Net income (loss) per share - basic     $     (0.16)   $      0.09   $     (0.01)  $      0.21
                                        ===========    ===========   ===========   ===========
Net income (loss) per share - diluted   $     (0.16)   $      0.09   $     (0.01)  $      0.21
                                        ===========    ===========   ===========   ===========

3. Segment Information

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

Summarized financial information concerning the operating segments in which the Company operated at January 31, 2000 and 1999, and for each of the three and nine month periods then ended is shown in the following table:

                                       Three Months Ended        Nine Months Ended
                                           January 31,               January 31,
                                      --------------------     ----------------------
Operating Segments (In Thousands)       2000         1999         2000         1999
                                      --------    ---------    ---------    ---------
Revenues:
            Professional Services     $ 25,457    $  27,128    $  84,212    $  80,514
            Enterprise Solutions        11,402       11,492       39,719       32,875
                                      --------    ---------    ---------    ---------
                                      $ 36,859    $  38,619    $ 123,932    $ 113,389
                                      ========    =========    =========    =========
Income (loss) from operations:(a)
            Professional Services     $    784    $   4,280    $   8,466    $  14,294
            Enterprise Solutions        (2,165)       2,948        1,973        7,404
                                      --------    ---------    ---------    ---------
                                        (1,381)       7,228       10,439       21,698
            Corporate                   (4,282)      (1,848)      (8,279)      (5,223)
                                      --------    ---------    ---------    ---------
                                      ($ 5,663)   $   5,380    $   2,160    $  16,475
                                      ========    =========    =========    =========

(a) The income from operations for the nine months ended January 31, 1999 excludes both the nonrecurring charge related to the settlement of the TVA matter ($1,900,000) and the one-time severance expense ($800,000) paid to a former officer of the company.


4. Unusual Charges

During the fourth fiscal quarter of 1999, the Company completed an evaluation of its operations related to a data center and determined that its best course of action would be to close the facility. The data center had historically generated revenues through data processing services for customers using legacy systems. However, due to changes in the industry conditions and significant increases in the pricing of software licenses used in conjunction with legacy systems, it became obvious that the data center would continually generate operating losses in the future without significant capital improvements. Consequently, the Company recorded a non-cash charge of $1,800,000 for contract loss reserves which management believed were sufficient to cover estimated losses on the wind-down of its remaining contractual obligations related to the data center. Additionally, the Company identified a non-cash impairment of the long-term assets related to the data center as the projected future cash flows of the data center were less than the carrying value of the assets. These assets which primarily consist of computer equipment were written down to their fair value based on the salvage value of the assets. As a result, an impairment loss of $3,950,000 was also recorded in the fourth fiscal quarter of 1999.

The Company has continuously re-evaluated the remaining cost to wind-down its obligations related to the data center. Due to the settlement of two employment agreements and an unanticipated licensing fee payment, the Company has recorded an additional charge of $848,751 for contract loss reserves, during the third fiscal quarter of 2000, which management believes is sufficient to cover estimated losses through April 30, 2000. Subsequent to April 30, 2000, the Company will have no remaining contractual obligations relating to the data center.


5. Subsequent Event

On March 3, 2000, the Company acquired substantially all of the assets of RAO Consulting, Incorporated, a company in substantially the same business as the Company, which will be accounted for during the fourth fiscal quarter of 2000, using the purchase method of accounting. The consideration initially paid by the Company for this acquisition was approximately $1.4 million which consisted of cash, common stock of the Company and a note payable to the former owner. Additional consideration of up to $900,000 could be paid within one year contingent upon certain earnings targets.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue decreased from $38.6 million for the quarter ended January 31, 1999 to $36.9 million for the quarter ended January 31, 2000, a decrease of approximately 4.6%. This decrease was mainly attributable to lower utilization of billable personnel during the third fiscal quarter of 2000 as a result of clients delaying projects due to the Year 2000 issue. Revenue increased from $113.4 million for the first nine months of fiscal 1999 to $123.9 million for the comparable period for fiscal 2000, an increase of approximately 9.3% attributable primarily to the expansion of the Company's client base and increases in enterprise solution services.

Gross profit decreased from $12.1 million for the third quarter of fiscal 1999 to $5.8 million for the third quarter of fiscal 2000, a decrease of approximately 52.3%. Gross profit decreased from $35.9 million for the first nine months of fiscal 1999 to $31.9 million for the comparable period for fiscal 2000, a decrease of approximately 11.0%. The decrease was primarily attributable to the decrease in revenue resulting from lower utilization and a $848,751 charge for an increase in the provision for contract losses. Gross profit margin for the quarter decreased from 31.3% to 15.6%, and gross profit margin for the comparable nine month periods decreased from 31.6% to 25.7%, due to the lower utilization and aforementioned contract loss provision.

Selling, general and administrative expenses increased from $6.7 million in the third quarter of fiscal 1999 to $11.4 million in third quarter of fiscal 2000, an increase of 70.6%. Selling, general and administrative expenses increased from $19.4 million for the first nine months of fiscal 1999 to $29.7 million for the comparable period for fiscal 2000, an increase of approximately 53.4%. As a percent of revenue, selling, general and administrative expenses increased from 17.3% in the third quarter of fiscal 1999 to 31.0% for the third quarter of fiscal 2000, and increased from 17.1% to 24.0% for the comparable nine month periods then ended. The increase in selling, general and administrative expense is the result of an increase in staffing from the Company's planned enhancement of the infrastructure in the regional business units, the start-up costs associated with the e-solutions product line and approximately $2.0 million in charges that were recorded during the third fiscal quarter of 2000. These charges recorded as selling, general and administrative expense included the write-off of software no longer in use, severance and other employee-related costs and an increase in the allowances for direct financing lease losses and doubtful accounts.

In the first quarter of fiscal 1999, the Company provided for an accrual of $1,900,000, which is reflected separately on the income statement, in connection with the settlement of the TVA billing matter as discussed herein. See "Part II
- Item 1. Legal Proceedings." In connection with the resignation of an officer of the Company, a one-time severance expense of approximately $800,000 was recorded in the fiscal quarter ended October 31, 1998, with non-compete payments to such former officer(aggregating $980,000) being amortized ratably over future periods.

Net interest expense increased from $0.6 million in the third quarter of fiscal 1999 to $1.0 million in the third quarter of fiscal 2000. Net interest expense also increased from $1.7 million for the first nine months of fiscal 1999 to $2.9 million for the comparable period for fiscal 2000. The increase was primarily attributable to higher debt levels from acquisitions and higher interest rates.

Management is currently evaluating the previously announced slowing in our rate of growth (due to the completion of the Y2K efforts) on the Company's operations and infrastructure and anticipates implementing the necessary changes identified during this evaluation. The evaluation is focusing on balancing the cost structure with the current revenue stream. At this time management does not anticipate that the costs associated with this implementation will extend beyond April 30, 2000, however, there could be some strategies that would require a one time charge in costs associated with canceling certain employment contracts to reflect the changes implemented.

Liquidity and Capital Resources

Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided by operating activities was approximately $10.0 million and $2.0 million for the first nine months of fiscal 2000 and 1999, respectively. The increase in cash flow was primarily attributable to improved collections on accounts receivable.

The Company's historical capital expenditures have related primarily to the acquisition of office buildings used as the Company's corporate headquarters. With the acquisition of The Partners Group and the up-front purchases of equipment relating to their outsourcing contracts, the Company expects its capital expenditures to increase over prior periods. In the first nine months of fiscal 2000, the Company had approximately $6.9 million in capital expenditures, the substantial majority of which were related to purchases of equipment associated with new outsourcing contracts, equipment to complete the Emerging Technology Center in Phoenix, and leasehold improvements made to the new corporate headquarters facility.

At January 31, 2000, the Company had approximately $1.8 million of available cash and $0.1 million available for future borrowing under its credit facility. Primarily as a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company believes that its cash flows from operations and borrowings under its credit facility will be sufficient to meet the Company's needs for at least the next twelve months.

The Company and its significant subsidiaries have a credit facility with a commercial bank. The credit facility is comprised of a revolving line of credit and a term loan. The revolving line of credit initially provided for borrowings of up to $30 million, but has been reduced to $26.3 million, $26.1 of which is outstanding, and will mature on October 1, 2000. The Company uses the borrowings under the revolving line of credit for general corporate purposes, including acquisitions. At January 31, 2000, there was $11.5 million outstanding under the term loan. The repayment schedule for the term loan requires monthly principal and interest payments of $353,845. The term loan matures on July 15, 2002. The Company used the term loan to fund the purchase of certain equipment utilized in an outsourcing engagement. Borrowings under the credit facility bear interest at a rate that varies based on certain financial ratios. At January 31, 2000, borrowings under the credit facility bore interest at the rate of 7.28% per year.

In May 1999, the Company used a short-term loan of $7 million from this commercial bank to fund the acquisition of Global Services, Inc. This term loan matures on March 20, 2000, and the outstanding principal bears interest at 6.42% at January 31, 2000. The Company expects to refinance this loan prior to its maturity date.

The Company also has a $5 million line of credit with a bank, which bears interest at a rate of prime less 0.55% (7.95% at January 31, 2000) and is due upon demand. At January 31, 2000, $4,974,289 was outstanding under this line of credit which is secured by various computer equipment.

Other Matters

The Company has completed its efforts to minimize the risk of Year 2000 ("Y2K") related problems. The "Y2K issue" is typically the result of software being written using two digits rather than four to define the applicable year. As discussed in the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999, the Company assessed the readiness of its computer systems and applications and has completed any necessary adjustments that were identified. Total expenditures for Y2K remediation have not been material. Since January 1, 2000, the Company is not aware of any customers or suppliers experiencing any significant equipment or systems problems related to the rollover to the year 2000. Accordingly, the Company does not believe that any problems related to the Y2K issue will have a material adverse impact on the Company's business, results of operations or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      See Exhibit Index following the Signature page.
(b) No reports on Form 8-K were filed during the fiscal quarter ended January 31, 2000.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SCB COMPUTER TECHNOLOGY, INC.


Date:  March 14, 2000                By:       /s/ Michael J. Boling
                                        ----------------------------------------
                                     Title:   Chief Financial Officer
                                           -------------------------------------

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

10.3     Employment Agreement dated as of November 1, 1998, between the Company and T. Scott Cobb (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1999).
10.4     Employment Agreement dated as of November 1, 1998, between the Company and Ben C. Bryant, Jr. (incorporated herein by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1999), as amended by First Modification of
         Employment Agreement dated as of November 1, 1999, between the Company and Ben C. Bryant, Jr.
10.5     Second Amended and Restated Loan Agreement dated as of March 12, 1998, among NationsBank of Tennessee, N.A., the Company, and certain of its subsidiaries, including the form of promissory note (incorporated herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended April 30, 1998), as amended by
         (1) First Modification to Second Amended and Restated Loan Agreement
         dated as of September 15, 1998, among the parties thereto, (2) Second
         Modification to Second Amended and Restated Loan Agreement dated as of
         May 20, 1999, among the parties thereto, (3) Third Modification to
         Second Amended and Restated Loan Agreement dated as of June 21, 1999, among the parties thereto (as to the documents described in clauses
         (1), (2) and (3), incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
         April 30, 1999), and (4) Fourth Modification to Second Amended and
         Restated Loan Agreement dated as of February 17, 2000, among the parties thereto.
27       Financial Data Schedule - Fiscal Quarter Ended January 31, 2000.