Form 10-K405/A
period 1999-04-30
SCB COMPUTER TECHNOLOGY INC
filed 2000-07-20
CIK 1005268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-K/A NO. 2

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

                          3800 FOREST HILL - IRENE ROAD
                            MEMPHIS, TENNESSEE 38125
                    (Address of principal executive offices)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                          PART OF FORM 10-K
          DOCUMENTS INCORPORATED                        INTO WHICH INCORPORATED
          ----------------------                        -----------------------

Certain portions of the Proxy Statement for the
1999 Annual Meeting of Shareholders                      Part III - Items 10-12

                                EXPLANATORY NOTE

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

       On July 3, 2000, the Company announced that it would restate its consolidated financial statements for the years ended April 30, 1999 and 1998, and for each quarter in the nine-month period ended January 31, 2000. The Company's restated consolidated financial statements for these periods contain adjustments that fall into three categories. The first category of adjustments arises from the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees on March 27, 2000, regarding the Company's accounting treatment of certain matters. The findings of the audit committee's investigation indicate that, with respect to fiscal 1999 and 1998, the Company did not properly (1) accrue bonuses paid to two employees, (2) record revenue from the sale of a partial interest in a computer equipment lease, (3) account for an outsourcing contract assumed as part of an acquisition, and (4) record revenue from two sales of residual interests in computer equipment lease schedules. The second category of adjustments is the result of the Company's internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. The third category of adjustments consists of adjustments that were initially identified during the audits of the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The Company subsequently decided to record these adjustments. For further information regarding the background of all the adjustments, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this amendment.

       The adjustments contained in the Company's restated consolidated financial statements decrease the Company's previously reported net income by $3.4 million and $1.5 million for the years ended April 30, 1999 and 1998, respectively. The adjustments increase the Company's previously reported net income by $0.2 million, $0.1 million, and $0.4 million for the quarters ended July 31, 1999, October 31, 1999, and January 31, 2000, respectively. The adjustments decrease the Company's previously reported total assets by $0.9 million as of April 30, 1999, and increase its previously reported total assets by $1.4 million as of April 30,1998. For additional information concerning the impact of the adjustments on the Company's financial results, see the Company's selected restated consolidated financial information, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's restated consolidated financial statements in Items 6, 7 and 8, respectively, of this amendment.

       Management believes that it has made all the adjustments considered necessary as a result of the audit committee's investigation. Management further believes that the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, as restated, include all adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods.

NASDAQ TRADING SUSPENSION, DELISTING NOTICE, AND APPEAL

       On April 14, 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's common stock following the Company's issuance of a press release earlier that day. The press release announced the audit committee's internal investigation into the accounting issues raised by the Company's employees, the resignation of Ernst & Young LLP as the Company's independent auditor, and the anticipated restatement of the Company's consolidated financial statements for the years ended April 30, 1998 and 1999, and for each quarter in the nine-month period ended January 31, 2000. Nasdaq suspended trading in the Company's common stock indefinitely pending its receipt and review of certain information relating to the Company. The Company subsequently responded to Nasdaq's information request.

       On May 26, 2000, Nasdaq notified the Company that its staff had determined to delist the Company's common stock from the Nasdaq National Market effective as of the close of business on June 6, 2000. In accordance with Nasdaq's procedures and rules, the Company appealed the Nasdaq staff's delisting determination to a Nasdaq Listing Qualifications Panel. The delisting of the Company's common stock will be stayed pending the issuance of a decision by the Nasdaq panel which is expected later this month.

SHAREHOLDER LITIGATION

       In April and May 2000, six shareholders of the Company filed separate purported class action lawsuits in the United States District Court for the Western District of Tennessee against the Company and certain of its directors and officers. In addition to the Company, each lawsuit names Ben C. Bryant, Jr., Gary E. McCarter, T. Scott Cobb, and Michael J. Boling as individual defendants, while one lawsuit also names Jeffrey S. Cobb as an individual defendant. In each case, the plaintiff seeks certification of a plaintiff class consisting of all persons who purchased or otherwise acquired the Company's common stock within a specified prior period, other than the Company's directors and officers and related persons and entities. The suits, which are substantially the same, generally allege that the defendants violated federal securities laws by making false and misleading statements regarding the Company's financial results, which artificially inflated the market price of the Company's common stock and caused the plaintiffs and other class members to purchase the Company's common stock at such inflated prices. The suits seek unspecified monetary damages. On June 1, 2000, the court ordered the consolidation of each lawsuit into a single matter designated as the In re SCB Computer Technology Securities Litigation and ruled on certain other procedural matters. The Company is reviewing the consolidated lawsuit and intends to respond to it in a timely manner. As of the date hereof, the Company is unable to predict the outcome of the litigation and its ultimate effect, if any, on the Company's consolidated financial condition and results of operations.

MANAGEMENT CHANGES

       On May 5, 2000, Ben C. Bryant, Jr., resigned as Chief Executive Officer and President of the Company, and T. Scott Cobb, a former director and executive officer of the Company, was appointed Chief Executive Officer. On July 12, 2000, Mr. Bryant also resigned as Chairman of the Board of the Company effective as of September 1, 2000, whereupon he will retire from full-time employment with the Company but will continue to serve as a director and consultant to the Company.

ADDITIONAL INFORMATION

       Except for the information set forth in Items 6, 7, 8 and 14(a), no other information included in the Company's Annual Report of Form 10-K, as previously amended, on file with the Securities and Exchange Commission (the "Commission") is amended by this amendment. For additional information regarding the restatement of the Company's consolidated financial statements, see the Company's Current Reports on Form 8-K filed with the Commission on April 14, 2000, and July 3, 2000. For further information concerning the shareholder litigation described above, see the Company's Current Report on Form 8-K filed with the Commission on April 21, 2000.

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA

       The following table sets forth selected restated consolidated financial information of the Company for the periods and as of the dates indicated. The restated consolidated financial data are derived from the restated consolidated financial statements of the Company. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's restated consolidated financial statements, including the notes thereto, in Items 7 and 8, respectively, of this amendment.

          CONSOLIDATED INCOME STATEMENT DATA FOR YEARS ENDED APRIL 30,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             1999         1998        1997       1996        1995
                                           ---------    ---------    -------   --------    --------
                                         (AS RESTATED) (AS RESTATED)

Revenue                                    $ 152,016    $ 105,722    $64,064   $ 56,024    $ 39,170
Cost of services                             108,978       74,201     46,586     39,508      27,027
                                           ---------    ---------    -------   --------    --------
Gross profit                                  43,038       31,521     17,478     16,516      12,143
Selling, general and administrative
   expenses                                   37,641       20,520     10,345     13,345       9,642
                                           ---------    ---------    -------   --------    --------
Income from operations                         5,397       11,001      7,133      3,171       2,501
Other income (expenses), net                  (3,455)      (1,012)       983        (27)       (146)
                                           ---------    ---------    -------   --------    --------
Income before income taxes                     1,942        9,989      8,116      3,144       2,355
Provision for income taxes                       869        3,904      3,053      1,187         718
                                           ---------    ---------    -------   --------    --------
Net income                                 $   1,073    $   6,085    $ 5,063   $  1,957    $  1,637
                                           =========    =========    =======   ========    ========

Net income per share - basic               $    0.04    $    0.27    $  0.23   $   0.11    $   0.09
                                           =========    =========    =======   ========    ========

Net income per share - diluted             $    0.04    $    0.27    $  0.23   $   0.11    $   0.09
                                           =========    =========    =======   ========    ========

Net income                                                           $ 5,063   $  1,957    $  1,637
Pro forma adjustment for income taxes                                    177        162         309
                                                                     -------   --------    --------
Pro forma net income                                                 $ 4,886   $  1,795    $  1,328
                                                                     =======   ========    ========
Pro forma net income per share - basic                               $  0.22   $   0.10    $   0.08
                                                                     =======   ========    ========
Pro forma net income per share - diluted                             $  0.22   $   0.10    $   0.08
                                                                     =======   ========    ========
Cash dividends declared per share                 --           --         --         --    $ 0.0016
                                                                                           ========
Weighted average number of common
   shares - basic                             24,683       22,464     22,432     18,556      17,546
                                           =========    =========    =======   ========    ========

Weighted average number of common
   shares assuming conversion - diluted       24,921       22,756     22,495     18,623      17,631
                                           =========    =========    =======   ========    ========

                 CONSOLIDATED BALANCE SHEET DATA AS OF APRIL 30,
                                   (THOUSANDS)

                                             1999         1998        1997       1996        1995
                                           ---------    ---------    -------   --------    --------
                                         (AS RESTATED) (AS RESTATED)

Working capital                            $  16,016    $  19,064    $20,351   $ 24,643    $  1,347
Total assets                                 145,914       99,939     35,094     29,272       7,089
Long-term debt, less current portion          33,755       22,782         --         --         171
Total shareholders' equity                    54,554       38,374     31,633     26,796       2,862

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

       On July 3, 2000, the Company announced that it would restate its consolidated financial statements for the years ended April 30, 1999 and 1998, and for each quarter in the nine-month period ended January 31, 2000. The Company's restated consolidated financial statements for these periods contain adjustments that fall into three categories. The first category of adjustments arises from the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees on March 27, 2000, regarding the Company's accounting treatment of certain matters. The findings of the audit committee's investigation indicate that, with respect to fiscal 1999 and 1998, the Company did not properly (1) accrue bonuses paid to two employees, (2) record revenue from the sale of a partial interest in a computer equipment lease, (3) account for an outsourcing contract assumed as part of an acquisition, and (4) record revenue from two sales of residual interests in computer equipment lease schedules. The second category of adjustments is the result of the Company's internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. The third category of adjustments consists of adjustments that were initially identified during the audits of the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The Company subsequently decided to record these adjustments. For further information regarding the background of all the adjustments, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this amendment.

       The adjustments contained in the Company's restated consolidated financial statements decrease the Company's previously reported net income by $3.4 million and $1.5 million for the years ended April 30, 1999 and 1998, respectively. The adjustments increase the Company's previously reported net income by $0.2 million, $0.1 million, and $0.4 million for the quarters ended July 31, 1999, October 31, 1999, and January 31, 2000, respectively. The adjustments decrease the Company's previously reported total assets by $0.9 million as of April 30, 1999, and increase its previously reported total assets by $1.4 million as of April 30,1998. For additional information concerning the impact of the adjustments on the Company's financial results, see the Company's selected restated consolidated financial information, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's restated consolidated financial statements in Items 6, 7 and 8, respectively, of this amendment.

       Management believes that it has made all the adjustments considered necessary as a result of the audit committee's investigation. Management further believes that the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, as restated, include all adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods.

OVERVIEW

       The Company derives substantially all of its revenue from providing IT consulting, outsourcing, and professional staffing services. The increase in revenue from $39.2 million in fiscal 1995 to $152.0 million in fiscal 1999 is a function of three principal factors: (1) an increase in the volume of services provided (as measured by aggregate hours billed); (2) a shift in the mix of services provided from lower rate professional staffing services to higher rate consulting and outsourcing services; and (3) additional revenues attributable to acquired operations. In fiscal 1999, the Company derived more than 6% of its revenue from providing enterprise resource planning services and less than 6% of its revenue from leasing activity. The change in revenue mix is due to increased emphasis on selling enterprise resource planning solutions. In general, the Company recognizes revenue as services are performed. The Company's third fiscal quarter (ending January 31), in which the number of holidays and employee vacation days reduces the Company's employee billable hours, generally reflects lower revenue and profitability in comparison to the other three fiscal quarters.

       The Company has historically derived a significant portion of its revenue from a relatively limited number of clients. The Company currently performs services for over 250 clients, consisting of state and local governments, Fortune 500 companies, and other large organizations. For the fiscal years ended April 30, 1999, 1998, and 1997, approximately 42%, 39%, and 48%, respectively, of the Company's revenue was attributable to governmental and quasi-governmental entities (such as public utilities), with the balance attributable to commercial enterprises. For the fiscal years ended April 30, 1999, 1998, and 1997, the Company's top five clients (in terms of revenue to the Company) accounted for approximately 36%, 35%, and 49% of the Company's revenue, respectively. From time to time the Company has substantial accounts receivable from its top five clients, but the Company has not experienced any significant payment problems from these clients. A material decrease in services provided to any of the largest clients of the Company could have an adverse impact on the Company's operating results.

       The Company's strategy has been to sustain growth in professional staffing revenue while simultaneously increasing the percentage of revenue contributed by consulting and outsourcing services. Generally, the Company charges its clients higher hourly rates for consulting and outsourcing services than for professional staffing services. The Company's marketing strategy emphasizes cross-selling all of its services to existing and potential clients. In addition to expanding existing client relationships, the Company has made a strategic determination to seek more high-value, premium-billing business, concentrating particularly on increasing its consulting, client/server, and other network engagements, as evidenced by the Company's recent commitment to expanding its enterprise resource planning and telecommunications consulting services offerings.

       The Company's growth in fiscal 1999, 1998, and 1997 has been significantly affected by acquisition activity. In September 1996, the Company effected a business combination with Delta Software Systems, Inc. ("Delta"), an information technology company and custom software programmer. In February 1997, the Company acquired substantially all of the assets of Technology Management Resources, Inc. ("TMR"), an information technology consulting company. In June 1997, the Company acquired all of the outstanding stock of Partners Resources, Inc. and Partners Capital Group (collectively, the "Partners Group"), information technology outsourcing and computer leasing companies. In May 1998, the Company effected a business combination with Proven Technology, Inc. ("PTI"), a company in substantially the same business as the Company. The Delta merger was accounted for as a pooling of interests and the Company's historical financial statements and management's discussion thereof have been restated to include the financial position and results of operations for Delta for periods prior to the merger. The TMR transaction was accounted for as a purchase, and goodwill of approximately $9.4 million is being amortized ratably over a thirty year period. The Partners Group transaction was also accounted for as a purchase and goodwill of approximately $38 million, including the earnout payment made after the end of fiscal 1998, is being amortized ratably over a thirty year period. The PTI combination was accounted for using the pooling of interests method of accounting. The Company exchanged 543,724 shares of its common stock for all the outstanding stock of PTI, of which 54,372 shares are being held in escrow to secure potential indemnification claims. Because of its size, the transaction does not require restatement of prior financial results.

       Prior to the Delta merger, Delta had elected "S" corporation status for federal income tax purposes. As a result of the merger, Delta's S Corporation status was terminated. Accordingly, certain pro forma information is presented in the Company's consolidated statements of income as if Delta had been a "C" corporation for tax purposes during the periods presented prior to the acquisition date.

RESULTS OF OPERATIONS

    COMPARISON OF FISCAL 1999 TO FISCAL 1998

       Revenue increased from $105.7 million in fiscal 1998 to $152.0 million in fiscal 1999, an increase of 43.8%. This increase was primarily attributable to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, and an increase of $13.7 million in sales at the Partners Group.

       Gross profit increased from $31.5 million in fiscal 1998 to $43.0 million in fiscal 1999, an increase of 36.5%. This increase was attributable to an increase in revenue. Gross profit margin decreased from 29.8% to 28.3% during the period. Cost of services consists of all costs directly attributable to the

Company's personnel assigned to various client engagements, including salaries, benefits, training, travel, and relocation. The decrease in the gross profit margin was primarily attributable to a charge for a provision for contract losses of $1.8 million which effectively reduced gross profit 1.2%; see Note 18 of Notes to Consolidated Financial Statements.

       Selling, general and administrative expenses increased from $20.5 million in fiscal 1998 to $31.0 million in fiscal 1999, primarily due to the growth in revenue. The Company also recorded non-recurring charges for the provision of $2.7 million for the TVA settlement and severance payments and a $4.0 million write-down for the impairment of certain data center equipment (see Notes 17 and 18, respectively, of Notes to Consolidated Financial Statements). As a percentage of revenues, selling, general and administrative expenses increased from 19.4% in fiscal 1998 to 20.4% in fiscal 1999.

       Interest income decreased from $347,000 in fiscal 1998 to $159,000 in fiscal 1999, primarily as a result of the decrease in cash available for investment. Interest expense increased from $1.4 million in fiscal 1998 to $3.5 million in fiscal 1999 primarily as a result of an increase in borrowings used to finance a portion of the acquisition of the Partners Group and the financing of equipment associated with new outsourcing contracts.

    COMPARISON OF FISCAL 1998 TO FISCAL 1997

       Revenue increased from $64.1 million in fiscal 1997 to $105.7 million in fiscal 1998, an increase of 64.9%. This increase was primarily attributable to the expansion of the Company's client base, an increase in consulting and professional staffing services provided to existing clients, and an increase of $23.0 million in sales resulting from the acquisition of the Partners Group.

       Gross profit increased from $17.5 million in fiscal 1997 to $31.5 million in fiscal 1998, an increase of 80.0%. This increase was attributable primarily to an increase in revenue. Gross profit margin increased from 27.3% to 29.8% during the period. Cost of services consists of all costs directly attributable to the Company's personnel assigned to various client engagements, including salaries, benefits, training, travel, and relocation. The increase in the gross profit margin was primarily attributable to a continued shift to higher margin consulting and outsourcing work.

       Selling, general and administrative expenses increased from $10.3 million in fiscal 1997 to $20.5 million in fiscal 1998, primarily due to the Partners Group acquisition and increased staffing relating to the regional offices. As a percentage of revenue, selling, general, and administrative expenses increased from 16.1% in fiscal 1997 to 19.4% in fiscal 1998.

       Interest income decreased from $938,000 in fiscal 1997 to $347,000 in fiscal 1998, primarily as a result of the decrease in cash used to acquire the Partners Group. Interest expense increased to $1.4 million in fiscal 1998 primarily as a result of an increase in borrowings used to finance the acquisition of the Partners Group.

LIQUIDITY AND CAPITAL RESOURCES

       Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided by operating activities was approximately $10.9 million, $0.4 million, and $1.9 million for fiscal 1999, 1998, and 1997, respectively. The increase in cash flow in fiscal 1999 was primarily attributable to the profitability of the Company before non-cash charges.

       The Company's historical capital expenditures have related primarily to the acquisition of office buildings used as the Company's corporate headquarters. With the acquisition of the Partners Group and the up-front purchases of equipment relating to their outsourcing contracts, the Company expects its capital expenditures to increase over prior periods. In fiscal 1999, the Company had approximately $22.7 million in capital expenditures, the substantial majority of which were related to purchases of equipment associated with new outsourcing contracts and equipment to complete Emerging Technology Centers in Memphis, Nashville, Dallas and Phoenix.

       At April 30, 1999, the Company had approximately $5.3 million of available cash and $1.1 million available for future borrowing under its credit facility. Primarily as a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company believes that its cash flows from operations and borrowings under its credit facility will be sufficient to meet the Company's needs for at least the next twelve months.

       The Company and its significant subsidiaries have a credit facility with a commercial bank. The credit facility, which was amended on July 31, 1998, is comprised of a revolving line of credit and a term loan. The revolving line of credit initially provided for borrowings of up to $30 million, but was reduced to $27.5 million on May 1, 1999, and will continue to reduce by $1.25 million quarterly until it matures on October 1, 2000. The Company uses the borrowings under the revolving line of credit for general corporate purposes, including acquisitions. At April 30, 1999, there was $13,681,912 outstanding under the term loan. The repayment schedule for the term loan initially required monthly principal and interest payments of $130,248 through January 15, 1999, at which time the monthly principal and interest payments increased to $353,845. The term loan matures on July 15, 2002. The Company used the term loan to fund the purchase of certain equipment utilized in an outsourcing engagement. Borrowings under the credit facility bear interest at a rate equal to LIBOR plus a spread, which varies based on certain financial ratios. At April 30, 1999, borrowings under the credit facility bore interest at the rate of 6.43% per year. The Company is negotiating with its lender to increase the amount available for borrowing under the credit facility.

       In May 1999, the Company used a short-term loan of $7 million from this commercial bank to fund the acquisition of substantially all the assets of Global Services, Inc. This term loan matures on September 17, 1999, and the outstanding principal bears interest at a rate based on LIBOR. The rate is currently about 6.50% per year.

       The Company also has a $5 million line of credit with a bank, which bears interest at a rate of prime less 0.55% (7.2% at April 30, 1999) and is due upon demand. At April 30, 1999, $4,974,288 was outstanding under this line of credit.

       Since April 30, 1999, the Company has modified the loan agreement for its credit facility on four separate occasions. The four modifications have amended certain financial covenants (primarily those setting limits on the maximum funded-debt-to-EBITDA ratio, maximum annual capital expenditures, and maximum annual lease commitments) contained in the loan agreement, and have delayed the $1,250,000 per quarter reduction in the aggregate outstanding balance. The last modification to the loan agreement extends the maturity of the credit facility to December 15, 2000. At June 30, 2000, the Company had approximately $2.0 million of available cash and $2.0 million available for future borrowing under its credit facility.

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

       Because the Company's business includes the assessment of clients' Y2K problems and the recommendation and implementation of solutions to such problems, the Company has long been aware of the potential adverse effects on a company if its systems are not Y2K compliant. The Company has also made an assessment of its computer systems and applications. This assessment indicated that some minor adjustments needed to be performed in order to get the operating systems, software and hardware ready for Y2K. Therefore the cost for Y2K remediation has not been material. All required procedures of which the Company is presently aware have been completed. The Company's suppliers have also verified that all computers, software, telephones, alarms, battery backups, and generators that have been purchased by the Company are now Y2K compliant after loading any required fixes. Based on this internal assessment and these external verifications, the Company believes that its computer systems are ready for Y2K in all material respects and that problems related to Y2K with its computer systems will pose minimal, if any, risk of business disruption.

       The Company believes that the Y2K problem as it relates to the Company's computer systems will not have a material adverse effect on its business, results of operations, or financial condition. Nevertheless, the Company depends on numerous independent external providers of goods and services. These external businesses include electricity, telephone service and other utilities as well as financial institutions. The Company does not control these external businesses and cannot ensure that they and their goods and services will be ready for Y2K. The most reasonably likely worst case Y2K scenario for the Company would be for the Company to lose electricity, communications or banking services. The Company has battery backups and generators in place for loss of electricity. The Company is seeking to verify the readiness of external businesses (such as telephone companies and banking institutions); however, if they were to experience a Y2K problem, particularly a critical one, the resulting business disruption could have a material adverse effect on the Company's business, results of operations and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for the way that public business enterprises report information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the new requirements for the year ended April 30, 1999. In the Company's report for the first quarter ending July 31, 1999, and in subsequent quarters, it will present the interim disclosures for both fiscal 2000 and comparative fiscal 1999 interim information.

FORWARD-LOOKING STATEMENTS

       This annual report may be deemed to contain certain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects", "anticipates", "believes", "hopes", "estimates", "plans" or similar phrasing. Forward-looking statements include statements regarding projected operating revenues and costs, liquidity, capital expenditures, and availability of capital resources as well as Y2K readiness and potential exposure. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and the Company's actual performance and results may differ materially due to a number of factors, most of which are beyond the Company's ability to predict or control, including the Company's dependence on key clients; the Company's dependence on the availability, recruitment, and retention of qualified IT employees; the Company's dependence on key management personnel; the Company's potential liability to its clients in connection with the provision of IT services, particularly Y2K services; the Company's ability to finance, sustain, and manage growth; the Company's ability to integrate acquired businesses; competition; and general economic conditions. The Company undertakes no obligation to publicly release any revision to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                              ----

Report of Independent Auditors.............................................................    10

Consolidated Balance Sheets as of April 30, 1999 (As Restated) and 1998 (As Restated)......    11

Consolidated Statements of Income for the Years ended April 30, 1999 (As Restated),
    1998 (As Restated), and 1997............................................................   13

Consolidated Statements of Shareholders' Equity for the Years ended April 30, 1999
    (As Restated), 1998 (As Restated), and 1997............................................    14

Consolidated Statements of Cash Flows for the Years ended April 30, 1999 (As Restated),
    1998 (As Restated), and 1997...........................................................    15

Notes to Consolidated Financial Statements.................................................    17

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SCB Computer Technology, Inc.

We have audited the accompanying consolidated balance sheets of SCB Computer Technology, Inc. and its subsidiaries as of April 30, 1999 and 1998 (as restated), and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1999 (1999 and 1998 as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCB Computer Technology, Inc. and its subsidiaries as of April 30, 1999 and 1998 (as restated), and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 (1999 and 1998 as restated), in conformity with generally accepted accounting principles.

The consolidated financial statements for 1999 and 1998 have been restated as discussed in Note 2.


                                           /s/ Ernst & Young LLP


Memphis, Tennessee
June 30, 2000

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           APRIL 30,
                                                                  --------------------------
                                                                      1999          1998
                                                                  ------------   -----------
                                                                  (AS RESTATED) (AS RESTATED)
Current assets:
     Cash and cash equivalents                                    $  5,318,259   $ 2,983,372

Accounts receivable:
     Trade, net of allowance for doubtful accounts of
            $579,175 in 1999 and $322,891 in 1998                   33,948,406    24,844,988
     Related parties                                                   166,491        99,553
                                                                  ------------   -----------
                                                                    34,114,897    24,944,541

Prepaid expenses                                                     2,463,721     2,632,076
Inventory                                                              280,356       294,182
Receivable for income taxes                                          2,393,520       683,940
Deferred federal and state income tax                                4,812,722     2,250,237
                                                                  ------------   -----------

Total current assets                                                49,383,475    33,788,348

Equipment under operating leases, net of
     accumulated depreciation of $4,104,044
     in 1999 and $450,396 in 1998                                    5,983,135     4,209,480

Fixed assets:
     Buildings                                                       1,348,293     1,348,293
     Furniture, fixtures, and equipment                             29,675,296    15,221,841
     Accumulated depreciation                                       (6,753,640)   (3,629,636)
                                                                  ------------   -----------
                                                                    24,269,949    12,940,498
     Land                                                              209,912       209,912
                                                                  ------------   -----------
                                                                    24,479,861    13,150,410
Other Assets:
     Investment in direct financing leases                          16,854,185    20,336,685
     Goodwill, net of accumulated amortization of
            $2,445,226 in 1999 and $824,844 in 1998                 44,920,437    25,950,879
     Other                                                           4,292,769     2,503,162
                                                                  ------------   -----------
                                                                    66,067,391    48,790,726
                                                                  ------------   -----------
Total assets                                                      $145,913,862   $99,938,964
                                                                  ============   ===========


                             Continued on next page.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           APRIL 30,
                                                                  --------------------------
                                                                      1999          1998
                                                                  ------------   -----------
                                                                  (AS RESTATED) (AS RESTATED)
Current liabilities:
     Accounts payable - trade                                     $  6,845,308   $ 3,614,622
     Accrued TVA settlement cost                                     1,658,516            --
     Accrued and withheld payroll taxes,
           insurance, and payroll deductions                         3,123,412       635,630
     Accrued vacation                                                1,530,575     1,009,909
     Deferred revenue                                                1,244,623     1,036,902
     Other accrued expenses                                          3,657,112     1,551,070
     Lines of credit                                                 4,974,288     2,405,245
     Current portion of long term debt                               9,796,227     2,600,000
     Current portion of capital lease obligation                       536,870       490,000
     Accrued federal and state income taxes                                 --     1,380,801
                                                                  ------------   -----------
     Total current liabilities                                      33,366,931    14,724,179

Notes payable - non-recourse                                        17,830,281    19,498,399
Long-term debt                                                      33,754,628    22,782,122
Other long-term liability                                              972,353            --
Capital lease obligation                                               738,193     1,317,527
Deferred federal and state income taxes                              4,697,943     3,242,295
                                                                  ------------   -----------
Total liabilities                                                   91,360,329    61,564,522

Shareholders' equity:
     Preferred stock, no par value - authorized 1,000,000
           shares, none issued                                              --            --
     Common stock, $.01 par value - 100,000,000 shares
           authorized; 24,710,749 shares issued and outstanding
           standing at April 30, 1999; and 22,529,965 shares
           issued and out standing at April 30, 1998                   247,107       225,300
     Additional paid-in capital                                     39,380,220    24,504,619
     Retained earnings                                              14,926,206    13,644,523
                                                                  ------------   -----------
     Total shareholders' equity                                     54,553,533    38,374,442
                                                                  ------------   -----------
Total liabilities and shareholders' equity                        $145,913,862   $99,938,964
                                                                  ============   ===========


                             See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                             YEAR ENDED APRIL 30,
                                               ---------------------------------------------
                                                    1999            1998             1997
                                               -------------    -------------    -----------
                                               (AS RESTATED)    (AS RESTATED)
Revenue                                        $ 152,015,861    $ 105,721,978    $64,063,576
Cost of services                                 107,178,352       74,201,238     46,585,959
Provision for contract losses                      1,800,000               --             --
                                               -------------    -------------    -----------
Gross profit                                      43,037,509       31,520,740     17,477,617

Selling, general and administrative expenses      30,990,998       20,519,319     10,345,277
TVA settlement and severance payments              2,700,000               --             --
Impairment of assets                               3,950,000               --             --
                                               -------------    -------------    -----------
Income from operations                             5,396,511       11,001,421      7,132,340

Other income (expenses):
    Interest income                                  159,484          346,727        938,172
    Interest expense                              (3,494,112)      (1,358,620)            --
    Other, net                                      (119,655)              --         45,216
                                               -------------    -------------    -----------
    Total other income (expenses)                 (3,454,283)      (1,011,893)       983,388
                                               -------------    -------------    -----------
Income before income taxes                         1,942,228        9,989,528      8,115,728

Income tax expense:
    Current                                        1,975,758        4,071,633      2,895,063
    Deferred (benefit)                            (1,106,837)        (167,562)       157,627
                                               -------------    -------------    -----------
    Total income tax expense                         868,921        3,904,071      3,052,690
                                               -------------    -------------    -----------
Net Income                                     $   1,073,307    $   6,085,457    $ 5,063,038
                                               =============    =============    ===========
Net Income per share - basic                   $        0.04    $        0.27    $      0.23
                                               =============    =============    ===========
Net Income per share - diluted                 $        0.04    $        0.27    $      0.23
                                               =============    =============    ===========
Net Income                                                                       $ 5,063,038
Pro forma adjustment for income taxes                                                177,000
                                                                                 -----------
Pro forma net income                                                             $ 4,886,038
                                                                                 ===========
Pro forma net income per share - basic                                           $      0.22
                                                                                 ===========
Pro forma net income per share - diluted                                         $      0.22
                                                                                 ===========
Weighted average number of common
    shares - basic                                24,683,000       22,464,000     22,432,000
                                               =============    =============    ===========
Weighted average number of common
    shares assuming conversion - diluted          24,921,000       22,756,000     22,495,000
                                               =============    =============    ===========


                             See accompanying notes.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  NUMBER                     ADDITIONAL                       TOTAL
                                    OF         COMMON         PAID-IN        RETAINED      SHAREHOLDERS'
                                  SHARES        STOCK         CAPITAL        EARNINGS         EQUITY
                               -----------    ---------    ------------    ------------    ------------
Balance at May 1, 1996           7,477,119    $  74,771    $ 23,835,254    $  2,886,141    $ 26,796,166
   Pre-merger dividends to
      former Delta owners               --           --              --        (240,000)       (240,000)
   Other                                --           --              --             (45)            (45)
   Issuance of common
      stock in connection
      with the exercise of
      employee stock options           925            9          14,329              --          14,338
   Net income                           --           --              --       5,063,038       5,063,038
                               -----------    ---------    ------------    ------------    ------------

Balance at April 30, 1997        7,478,044       74,780      23,849,583       7,709,134      31,633,497
   Stock split (3-for-2)         3,742,002       37,420              --         (37,420)             --
   Stock split (2-for-1)        11,264,648      112,648              --        (112,648)             --
   Shares retired upon
      settlement of Delta
      escrow                        (7,754)         (78)        (95,800)             --         (95,878)
   Issuance of common
      stock in connection
      with the exercise of
      employee stock options        53,025          530         750,836              --         751,366
   Net income (as restated)             --           --              --       6,085,457       6,085,457
                               -----------    ---------    ------------    ------------    ------------

Balance at April 30, 1998
   (as restated)                22,529,965      225,300      24,504,619      13,644,523      38,374,442
Restatement for pooling
   of interest                     543,724        5,437          (5,437)        208,376         208,376
                               -----------    ---------    ------------    ------------    ------------
Restated balance at
   April 30, 1998 (as
   restated)                    23,073,689      230,737      24,499,182      13,852,899      38,582,818
   Tax benefit of stock
      options exercised                 --           --         183,391              --         183,391
   Issuance of common
      stock as additional
      purchase price for
      Partners acquisition       1,580,582       15,806      14,239,168              --      14,254,974
   Issuance of common
      stock in connection
      with the exercise of
      employee stock options        56,478          564         458,479              --         459,043
   Net income (as restated)             --           --              --       1,073,307       1,073,307
                               -----------    ---------    ------------    ------------    ------------

Balance at April 30, 1999
   (as restated)                24,710,749    $ 247,107    $ 39,380,220    $ 14,926,206    $ 54,553,533
                               ===========    =========    ============    ============    ============


                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED APRIL 30,
                                                      --------------------------------------------
                                                          1999             1998           1997
                                                      ------------    ------------    ------------
                                                      (AS RESTATED)   (AS RESTATED)
Operating Activities:
   Net income                                         $  1,073,307    $  6,085,457    $  5,063,038
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Impairment of assets                                  3,950,000              --              --
   Provision for contract losses                         1,800,000              --              --
   Gain on lease disposals                                (994,391)       (628,514)           (500)
   Provision for bad debts                                 256,284         279,000           4,680
   Depreciation included in cost of services             4,483,930       2,648,483              --
   Depreciation included in selling, general
       and administrative expenses                       1,172,939         592,661         255,643
   Amortization                                          1,620,382         756,344          72,032
   Deferred income taxes                                (1,106,837)       (167,562)        157,627
   (Increase) decrease in:
   Accounts receivable:
   Trade                                                (9,151,326)    (11,082,960)     (3,100,208)
   Related parties                                         (66,938)        338,008           6,958
   Other                                                        --           8,402          (8,402)
   Prepaid expenses                                        168,355      (1,996,798)       (279,496)
   Inventory                                                13,826         531,940         (28,182)
   Receivable for income taxes                          (1,305,425)       (683,940)             --
   Other assets                                         (2,006,456)     (2,378,717)       (427,792)
   Net investment in direct financing
       lease activity                                    3,236,731       5,180,467              --
   Goodwill                                                     --         164,793              --
   Increase (decrease) in:
   Accounts payable - trade                              3,230,686        (519,550)        253,216
   Accrued federal and state income taxes               (1,554,399)      1,230,860          26,734
   Accrued TVA settlement                                1,658,516              --              --
   Accrued vacation                                        520,666         349,146          83,295
   Deferred revenue                                        207,721        (356,589)             --
   Other accrued expenses                                1,206,042        (350,673)       (175,731)
   Accrued and withheld payroll taxes,
       insurance and accrued payroll
       deductions                                        2,487,782         391,979          27,954
                                                      ------------    ------------    ------------
Total adjustments                                        9,828,088      (5,693,220)     (3,132,172)
                                                      ------------    ------------    ------------
   Net cash provided by operating activities            10,901,395         392,237       1,930,866


                             Continued on next page.

                                                                  YEAR ENDED APRIL 30,
                                                      --------------------------------------------
                                                          1999             1998           1997
                                                      ------------    ------------    ------------
                                                      (AS RESTATED)   (AS RESTATED)
Investing Activities:
   Purchases of fixed assets                           (22,715,138)     (7,902,507)       (792,187)
   Proceeds from lease disposals                         1,245,323       2,996,664             800
   Purchase of Partners Group                           (6,165,283)    (16,806,411)             --
   Purchase of Technology Management
       Resources Inc.                                           --      (1,200,000)     (8,500,000)
   Proceeds from land sale                                      --         273,284              --
   Other long-term liability                                72,353              --              --
                                                      ------------    ------------    ------------
   Net cash used by investing activities               (27,562,745)    (22,638,970)     (9,291,387)

Financing Activities:
   Borrowings on long-term debt                         27,926,092      25,674,484              --
   Payments on long-term debt                           (9,757,359)     (6,776,135)             --
   Net borrowings (repayments) under line
       of credit                                         2,569,043       2,405,245              --
   Options exercised                                       459,043         751,366          14,338
   Repayment of capital lease obligations                 (532,464)       (315,205)             --
   Proceeds from non-recourse debt                       4,000,000       3,400,182              --
   Payment on non-recourse debt                         (5,668,118)    (11,724,619)             --
   Payment of dividends                                         --              --        (240,000)
   Other                                                        --              --             (45)
                                                      ------------    ------------    ------------
   Net cash provided (used) by
       financing activities                             18,996,237      13,415,318        (225,707)
                                                      ------------    ------------    ------------

   Net increase (decrease) in cash
       and cash equivalents                              2,334,887      (8,831,415)     (7,586,228)
   Cash and cash equivalents at
       beginning of period                               2,983,372      11,814,787      19,401,015
                                                      ------------    ------------    ------------
   Cash and cash equivalents at end of period         $  5,318,259    $  2,983,372    $ 11,814,787
                                                      ============    ============    ============
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                      $  3,613,167    $  1,953,130    $         --
   Income taxes paid                                     4,500,009       3,791,000       2,805,293


                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of SCB Computer Technology, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     GENERAL

     SCB Computer Technology, Inc. (the "Company" or "SCB") was incorporated on May 11, 1984, in the State of Tennessee. The Company is an information technology company which primarily provides management and technical services primarily to state and local governments, public utilities, Fortune 500 companies, and other large organizations.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements represent overnight loans and are reflected as a cash equivalent in the consolidated balance sheets. Securities purchased under agreement to resell are held in safekeeping in the Company's name. Should the market value of the underlying securities decrease below the amount recorded, the counter-party, a large national banking institution, is required to place an equivalent amount of additional securities in safekeeping in the name of the Company.

     EARNINGS PER SHARE

     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, Earnings Per Share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement 128.

     FIXED ASSETS

     All fixed assets are carried at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is computed using the straight-line basis over the useful lives of the various fixed assets. The estimated useful lives for computing depreciation on fixed assets are as follows:

                                                        ESTIMATED USEFUL
                                                           LIFE (YEARS)
                                                           ------------
               Furniture, fixtures and equipment               5-10
               Autos                                           3-6
               Buildings                                       31-39

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

     REVENUE RECOGNITION

     The Company recognizes revenues as professional services are performed. The Company records deferred revenue for payments received from certain customers on service contracts prior to the performance of services required under the service contract. Estimated losses are recorded when identified.

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

     RESIDUAL INTEREST IN REMARKETED LEASE TRANSACTIONS

     In certain instances, the Company will act as a lease intermediary, or will sell the ownership rights of leased property. Typically, in connection with such transactions, the Company retains a percentage interest in the residual value at the end of the lease. These residual interests are recorded at the present value of the Company's portion of the estimated gross residual value at the end of the lease.

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

     PRO FORMA PROVISION FOR INCOME TAXES

     During fiscal year 1997, the Company acquired Delta Software Services, Inc. ("Delta") in a merger transaction accounted for as a pooling-of-interests. Prior to the merger, Delta had elected "S" corporation status for income tax purposes. As a result of the merger, Delta terminated its "S" corporation election. Pro forma provision for income taxes presents the combined pro forma tax expense of Delta as if it had been a "C" corporation during the periods presented prior to the acquisition date. There is no impact in the current year.

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

     SEGMENT REPORTING

     In fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information as the Company was not required to make such disclosures under previous guidance. See Note 19.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company continually evaluates the credit worthiness of its customers' financial positions and monitors accounts on a periodic basis, but typically does not require collateral related to trade receivables. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area. Credit losses have been immaterial and have consistently been within management's expectations.

     USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECLASSIFICATION

     Certain account reclassifications have been made to the 1998 (as restated) and 1997 financial statements to conform with the 1999 (as restated) presentation, none of which are material.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximates fair values of these instruments at April 30, 1999 and 1998.

2. RESTATED FINANCIAL STATEMENTS

     The Company's restated consolidated financial statements for the fiscal years ended April 30, 1999 and 1998, contain adjustments that fall into three categories. The first category of adjustments arises from the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees on March 27, 2000, regarding the Company's accounting treatment of certain matters. The findings of the audit committee's investigation indicate that, with respect to fiscal 1999 and 1998, the Company did not properly (1) accrue bonuses paid to two employees,
(2) record revenue from the sale of a partial interest in a computer equipment lease, (3) account for an outsourcing contract assumed as part of an acquisition, and (4) record revenue from two sales of residual interests in computer equipment lease schedules. The second category of adjustments is the result of the Company's internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. The third category of adjustments consists of adjustments that were initially identified during the audits of the Company's consolidated financial statements for the fiscal years ended April 30, 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The Company subsequently decided to record these adjustments.

       Management believes that it has made all the adjustments considered necessary as a result of the audit committee's investigation. Management further believes that the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, as restated, include all adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods.

     Summarized in the tables below is the aggregate pre-tax impact of the adjustments contained in the Company's restated financial statements for fiscal 1999 and 1998. The adjustments are grouped according to the types of transactions involved or accounting entries affected.

                                                    YEAR ENDED APRIL 30, 1999
                                     ------------------------------------------------------
                                                      DIRECT         SG&A         PRETAX
      DESCRIPTION                      REVENUE        EXPENSE       EXPENSE       INCOME
      -----------                    -----------    -----------    ----------   -----------
Client services agreement            $   592,260    $   815,674    $       --
Other accrued expenses                        --             --       380,000
Residual interest in remarketed
   leases                             (2,766,451)            --            --
Direct financing leases                 (709,718)       (80,142)           --
Revenue recognition                     (200,011)            --            --
Other accrued expenses                        --             --       872,134
Other                                 (1,495,452)    (1,473,520)           --
Prior unrecorded audit adjustments       (75,000)       276,000       165,500
                                     -----------    -----------    ----------
(Decrease) increase                  $(4,654,372)   $  (461,988)   $1,417,634   $(5,610,018)
                                     ===========    ===========    ==========   ===========


                                                    YEAR ENDED APRIL 30, 1998
                                     ------------------------------------------------------
                                                      DIRECT         SG&A         PRETAX
      DESCRIPTION                      REVENUE        EXPENSE       EXPENSE       INCOME
      -----------                    -----------    -----------    ----------   -----------
Client services agreement            $(3,174,812)   $(1,432,980)   $       --
Direct financing leases                 (246,573)            --            --
Revenue recognition                     (133,364)            --            --
Other accrued expenses                        --             --       114,829
Other                                    (60,000)            --            --
Prior unrecorded audit adjustments      (135,000)            --        79,500
                                     -----------    -----------    ----------
(Decrease) increase                  $(3,749,749)   $(1,432,980)   $  194,329   $(2,511,098)
                                     ===========    ===========    ==========   ===========

   ADJUSTMENTS RESULTING FROM AUDIT COMMITTEE'S INVESTIGATION

     The Company is restating its consolidated financial statements for fiscal 1999 and 1998 as a result of the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees regarding the Company's accounting treatment of certain matters. The specific matters for which adjustments have been made are described below.

     CLIENT SERVICES AGREEMENT. Effective June 30, 1997, the Company acquired all the outstanding capital stock of PRI. As part of the acquisition, the Company assumed a five-year outsourcing contract with a customer (the "original contract") that was scheduled to conclude on September 30, 2000. Effective April 1, 1998, the Company and the customer modified the original contract (the "modified contract") which included a five-year extension of its term.

     The original contract was historically accounted for by PRI as a services agreement. Subsequent to the acquisition of PRI, the Company continued this accounting treatment of the original contract. Upon entering into the modified contract, the Company also accounted for it as a services agreement. Additionally, in accounting for the modification of the original contract, the Company recognized revenue of $2,482,277 in the fourth quarter of fiscal 1998 as
(1) compensation for an excess capacity provision in the original contract and
(2) compensation for replacing the computer equipment and related software specified in the original contract. At the same time, the Company recognized expense of $578,500 to write-off the software specified in the original contract.

     The Company has determined that the accounting for the original contract and the modified contract was in error. Upon further analysis of the original contact, the Company has determined that it contained two elements: (1) a services agreement; and (2) in accordance with SFAS No. 13, Accounting for Leases, a direct financing lease for the assets acquired at the time of execution of the original contract. A further analysis of the modified contract also has led the Company to determine that it included two elements: (1) a service agreement; and (2) an operating lease for the equipment that was purchased by the Company to replace the equipment under the original contract. Furthermore, the Company has determined that the revenue of $2,482,277 and the related write-off of software of $578,500 recorded in the fourth quarter of fiscal 1998 was prematurely recognized and has been reversed. Accordingly, the Company has determined that the accounting for the original contract in fiscal 1998 and the accounting for the modified contract in fiscal 1999 should be changed. The original contract is accounted for as a services agreement and a direct financing lease in fiscal 1998, and the modified contract is accounted for as a services agreement and an operating lease in fiscal 1999.

     The following table shows the pre-tax impact of these adjustments in fiscal 1999 and 1998:

                                                            1999            1998
                                                         ----------     -----------
            Revenue originally recorded                  $6,781,488     $ 5,176,847
            Revenue as restated                           7,373,748       2,002,035
                                                         ----------     -----------
            Revenue (decrease) increase                  $  592,260     $(3,174,812)
                                                         ==========     ===========
            Depreciation expense originally recorded     $2,019,728     $ 1,432,980
            Depreciation expense as restated              2,835,402              --
                                                         ----------     -----------
            Depreciation expense (decrease) increase     $  815,674     $(1,432,980)
                                                         ==========     ===========

     OTHER ACCRUED EXPENSES. The Company paid $380,000 to two employees in the first quarter of fiscal 2000. The Company accounted for the payments in fiscal 2000 by (1) capitalizing the net payments to the employees as a cost of obtaining a new outsourcing contract which would be amortized over the term of the contract, and (2) expensing the related payroll tax component. The Company has determined that the payments should be accounted for as bonuses paid with respect to the employees' performance during fiscal 1999. Accordingly, the Company has recorded an expense relating to the employee bonuses in fiscal 1999 and reversed the accounting for such payments in fiscal 2000.

     RESIDUAL INTERESTS IN REMARKETED LEASES. In the first quarter of fiscal 2000, the Company acquired substantially all the assets of Global Services, Inc. ("Global"), a company engaged in the business of reselling used computer equipment for a price of $6,647,000 in cash. In two other transactions consummated at substantially the same time, the Company sold the residual interests in four computer equipment lease schedules, with a book value of $1,063,000, to Quest Residual Services LLC ("Quest"), a newly formed equipment leasing company, for a total price of $3,650,000 in cash. The Company recorded revenue of $1,650,000 in the third quarter of fiscal 1999 resulting from the sale of residual interests in two of the computer equipment lease schedules to Quest. The Company recorded revenue of $936,451, net of book value of $1,063,000, in the fourth quarter of fiscal 1999 resulting from the sale of residual interests in the other two computer equipment lease schedules to Quest. Upon further review of these transactions, the Company has determined that (1) the documents for the sales of residual lease interests to Quest were dated as of specific dates in the third and fourth quarters of fiscal 1999 (i.e., January 27, 1999, and April 26, 1999, respectively), (2) such sale documents were executed by the parties in the first quarter of fiscal 2000 (i.e., May 1999),
(3) the Company received the cash payments for the residual lease interests from Quest in the first quarter of fiscal 2000 (i.e., June 1999), and (4) both Global and Quest had the same beneficial owners, who held the same ownership percentages in each entity, at the times of the Company's transactions with them. Accordingly, the Company has recorded the two sales of residual lease interests to Quest as part of the asset acquisition from Global that occurred in the first quarter of fiscal 2000. See Note 21.

     The Company sold a 15% interest in certain leased computer equipment for $100,000 in the fourth quarter of fiscal 1999, but erroneously recognized revenue of $208,000 from the transaction as if it had sold 100% of the equipment. Upon further review of this transaction, the Company has determined that it should be accounted for as the sale of only a 15% interest in the equipment. Accordingly, the Company has reduced the revenue recognized from the transaction by 85% in the fourth quarter of fiscal 1999.

     The following table sets forth the pre-tax impact of these adjustments in fiscal 1999:

                                                                   1999
                                                               -----------
            Revenue from sales of residual lease interests     $(2,586,451)
            Revenue from sale of partial lease interest           (180,000)
                                                               -----------
                                                               $(2,766,451)
                                                               ===========

   ADJUSTMENTS RESULTING FROM THE COMPANY'S INTERNAL REVIEW OF FINANCIAL INFORMATION

     In connection with the restatement of its consolidated financial statements for fiscal 1999 and 1998, the Company undertook an internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. This internal review resulted in further adjustments being made to the Company's restated consolidated financial statements. The specific matters for which adjustments have been made are described below.

     DIRECT FINANCING LEASES. The Company leases computer equipment to several customers. The Company has determined that it erroneously recorded revenue from the amendment, extension or termination of certain leases in fiscal 1999 and 1998. Accordingly, the Company has reversed or deferred the recognition of revenue from these lease changes in these periods. The following table shows the pre-tax impact of these adjustments in fiscal 1999 and 1998:

                                        1999           1998
                                      ---------      ---------
            Revenue decrease          $(709,718)     $(246,573)
            Direct costs decrease     $ (80,142)     $      --

     REVENUE RECOGNITION. The Company has numerous contracts with customers. The Company has determined that adjustments should be made to the revenue recognized under three contracts in fiscal 1999 and 1998. These adjustments relate to (1) the calculation of revenue under a fixed-price consulting contract, (2) the period in which an unbilled account receivable was recorded, and (3) the recording of a termination fee on a contract prior to finalization of the termination agreement. These adjustments reduce revenue by $200,011 and $133,364 in fiscal 1999 and 1998, respectively.

     SALE OF LEASED EQUIPMENT. The Company sold certain computer equipment in a series of transactions with two parties for a total of $930,000 in fiscal 1998. The Company recognized revenue of $589,998 and $300,000 in the second and third quarters, respectively, of fiscal 1998. The Company has determined that the earnings process for these transactions was not complete until the fourth quarter of fiscal 1998, and that the transactions should be accounted for as a single sale of equipment occurring in the fourth quarter of fiscal 1998. Accordingly, corresponding adjustments have been made in the revenue recognized in the second, third and fourth quarters of fiscal 1998.

     OTHER ACCRUED EXPENSES. The Company has identified underaccruals of expense related to health insurance claims, employee benefits, legal fees and subcontractor costs. The resulting adjustments increase accrued expenses by $872,134 and $114,829 in fiscal 1999 and 1998, respectively.

     OTHER. The Company increased the value of certain acquired inventory by $60,000 in the first quarter of fiscal 1998 and subsequently wrote off such amount in the fourth quarter of fiscal 1999. The Company has determined that these inventory adjustments should be reversed. The Company recognized revenue of $81,932 in the fourth quarter of fiscal 1999 related to a lease payment on a direct financing lease that had been assigned to a lender. The Company has determined that this revenue should be reversed. The Company reclassified $1,413,520 from revenue to direct expense to correct the misclassification by a division of the Company of certain reimbursed expenses.

   PRIOR UNRECORDED AUDIT ADJUSTMENTS

     In connection with the restatement of its consolidated financial statements for fiscal 1999 and 1998, the Company has decided to record adjustments that were identified during the audits of the Company's consolidated financial statements for fiscal 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The following table shows the pre-tax impact on income of these adjustments in fiscal 1999 and 1998:

                                1999           1998
                             ---------      ---------
            Revenue          $ (75,000)     $(135,000)
            Direct costs       276,000             --
            SG&A expense       165,500         79,500

3. BUSINESS COMBINATIONS

     Effective June 30, 1997, the Company acquired all the outstanding capital stock of Partners Resources, Inc. ("PRI"), an information technology outsourcing company, and Partners Capital Group ("PCG"), a computer leasing company, which were accounted for using the purchase method of accounting. The cash consideration paid for these entities was $16,000,000, of which $1,600,000 was held in escrow for certain contingencies in accordance with the acquisition agreement. The operating results of PRI and PCG are included in the Company's consolidated statements of operations since July 1, 1997. The unaudited pro forma impact of the acquisition of PRI and PCG as if the transaction had occurred on May 1, 1996, is as follows:

                       PRO FORMA YEAR ENDED APRIL 30, 1997
                       -----------------------------------
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       Revenue                                                         $94,359
       Net income, including pro forma adjustment for income taxes       3,293
       Net income per share, including pro forma adjustment for
            income taxes - basic and diluted                              0.15

     During May 1998, the Company paid $7,127,437 and issued 1,580,582 additional shares of its common stock to the former shareholders of PRI as additional purchase price of $21,382,312. This was equal to 14 times PRI's net income for the calendar year ended December 31, 1997, calculated in accordance with the contingent purchase price provisions of the acquisition agreement. The Company received $962,154 of the original $1,600,000 escrow as PCG failed to meet its earnings benchmark as defined in the acquisition agreement. These transactions resulted in additional goodwill that is being expensed over the remaining 30-year amortization period.

     In February 1997, the Company acquired substantially all of the assets of Technology Management Resources, Inc. ("TMR"), a company in substantially the same business as the Company, which was accounted for using the purchase method of accounting. The consideration initially paid by the Company related to this acquisition was $8,500,000, of which $500,000 was held in escrow for certain contingencies in accordance with the acquisition agreement. The initial purchase price of $8,500,000 has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. SCB initially agreed to issue the former TMR shareholders up to $4,000,000 in SCB Common Stock as additional purchase price contingent upon growth in the acquired business' revenues and earnings for the fiscal years ending April 30, 1998, 1999, and 2000. Effective December 30, 1997, SCB agreed to pay the former TMR shareholders $1,200,000 in cash in full and final settlement of any additional purchase price payments which has been accounted for as additional goodwill. Also effective as of December 30, 1997, SCB released the $500,000 escrow amount that was being held to satisfy potential indemnification obligations and terminated the employment of one of the former shareholders. The operating results of TMR are included in the Company's consolidated statements of operations since March 1, 1997. The unaudited pro forma impact of the TMR acquisition as if the transaction had occurred on May 1, 1996, is as follows:

                       PRO FORMA YEAR ENDED APRIL 30, 1997
                       -----------------------------------
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

       Revenue                                                         $67,694
       Net income, including pro forma adjustment for income taxes       5,578
       Net income per share, including pro forma adjustment for
            income taxes - basic and diluted                              0.25

     In September 1996, the Company acquired Delta Software Services, Inc. ("Delta"), a company in substantially the same business as the Company. The acquisition was accounted for using the pooling-of-interests method of accounting. The Company exchanged 1,384,608 shares of its common stock for all the outstanding stock of Delta. In November 1997, common shares of 7,754 were returned to the Company and retired in settlement of an escrow agreement under the original merger agreement.

     In accordance with the pooling-of-interests method of accounting, no adjustment has been made to the historical carrying amount of assets and liabilities of Delta. The accompanying consolidated financial statements have been restated to include the financial position and operating results of Delta for all periods prior to the merger.

     In May 1998, the Company effected a business combination with Proven Technology, Inc. ("PTI"), a company in substantially the same business as the Company. The combination was accounted for using the pooling-of-interests method of accounting. The Company exchanged 543,724 shares of its common stock for all the outstanding stock of PTI, of which 54,372 shares are being held in escrow to secure potential indemnification claims. Because of its size, the transaction does not require restatement of prior financial results.

4. ACCOUNTS RECEIVABLE -- TRADE

     Accounts receivable - trade includes unbilled receivables of $13,813,099 and $7,258,180 under contracts to purchase services as of April 30, 1999 and 1998, respectively. Such amounts are billable upon completion of performance milestones. Substantially all of the unbilled receivables are expected to be collected within one year.

5. NET INVESTMENT IN DIRECT FINANCING LEASES

     The components of the net investment in direct financing leases are as follows:

                                                                 AS OF APRIL 30,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------      ------------
     Minimum lease payments receivable                    $ 15,912,574      $ 19,648,681
     Unguaranteed residual values of leased equipment        4,260,804         3,809,905
     Indirect leasing costs                                    161,581           181,418
     Unearned income                                        (3,480,774)       (3,303,319)
                                                          ------------      ------------
     Net investment in direct financing leases            $ 16,854,185      $ 20,336,685
                                                          ============      ============

     The following is a summary by year of the future minimum lease payments receivable from direct financing leases:

                                     MINIMUM LEASE
       YEAR ENDING APRIL 30,      PAYMENTS RECEIVABLE
       ---------------------      -------------------
               2000                    $ 7,177,735
               2001                      5,020,637
               2002                      1,973,743
               2003                      1,524,593
               2004                        215,866
                                       -----------
                                       $15,912,574
                                       ===========

     The minimum lease payments receivable for all direct financing leases are assigned to lenders as security for non-recourse debt.

6. RENTALS UNDER OPERATING LEASES

     The following is a summary by year of the minimum future rentals on non-cancelable operating leases as of April 30, 1999:

       YEAR ENDING APRIL 30,         MINIMUM RENTALS
       ---------------------         ---------------

               2000                    $ 4,617,264
               2001                      3,811,130
               2002                      3,282,019
               2003                      2,746,605
               2004                        241,242
                                       -----------
                                       $14,698,260
                                       ===========

     All of the above future rentals have been assigned to lenders in connection with the repayment of non-recourse debt.

7. NON-RECOURSE DEBT

     At April 30, 1999, the non-recourse debt balances were $14,186,516 and $3,643,765 for direct financing leases and operating leases, respectively. At April 30, 1998, the non-recourse debt balances were $15,186,530 and $4,311,869 for direct financing leases and operating leases, respectively. Substantially all of the proceeds from the issuance of non-recourse debt was used to purchase assets leased under direct financing and operating leases. The non-recourse financing, which bears interest at rates ranging from 6.4% to 11.6%, is secured by the assigned lease payments and the underlying leased property. The lenders receive lease payments directly from the lessees. The following is a summary of the future maturities of non-recourse debt:

                       DEBT RELATING          DEBT
      YEAR ENDING       TO DIRECT          RELATING TO
       APRIL 30,     FINANCING LEASES    OPERATING LEASES           TOTAL
       ---------     ----------------    ----------------           -----
         2000          $ 6,227,356          $ 1,602,359          $ 7,829,715
         2001            4,553,693            1,086,585            5,640,278
         2002            1,753,127              694,039            2,447,166
         2003            1,439,407              222,895            1,662,302
         2004              212,933               37,887              250,820
                       -----------          -----------          -----------
                       $14,186,516          $ 3,643,765          $17,830,281
                       ===========          ===========          ===========

8. DEBT

     The Company has a $5,000,000 line of credit with a bank which bears interest at a rate of prime less 0.55% (7.2% at April 30, 1999) and is due upon demand. At April 30, 1999, $4,974,288 was outstanding under this line of credit which is unsecured.

     Long-term debt consisted of the following at April 30, 1999 and 1998:

                                                      APRIL 30,
                                             -----------------------------
                                                1999              1998
                                             -----------       -----------
         Credit Facility and Term Loan       $41,337,912       $19,643,667
         Term notes                            2,212,943         5,738,455
                                             -----------       -----------
                                              43,550,855        25,382,122
         Less current portion                  9,796,227         2,600,000
                                             -----------       -----------
                                             $33,754,628       $22,782,122
                                             ===========       ===========

     Under the Second Amended and Restated Loan Agreement dated July 31, 1998, as modified (the "Loan Agreement"), the Company has a $30,000,000 revolving credit facility (the "Credit Facility") and a $15,000,000 term loan (the "Term Loan") with a bank which is secured by a portion of the Company's equity interest in various subsidiaries. The Credit Facility and Term Loan bear interest at LIBOR plus an additional margin depending on the funded debt to EBITDA ratio (6.43% and 7.16% at April 30, 1999 and 1998, respectively).

     Pursuant to the Loan Agreement, the aggregate outstanding balance allowed under the Credit Facility is reduced $1,250,000 quarterly commencing in February 1999 through August 2000. The Credit Facility expires and matures in October 2000, and is renewable at that time. At April 30, 1999 and 1998, $27,656,000 and $19,643,667, respectively, were outstanding under the Credit Facility.

     The Term Loan is payable in monthly installments of $130,248 commencing August 1998 through December 1998, then monthly installments of $353,845 commencing January 1999 through July 2002, with a final payment of all unpaid principal and interest due in July 2002. At April 30, 1999, there was $13,681,912 outstanding under the Term Loan.

     The Loan Agreement contains various covenants, including a maximum leverage ratio and restrictions on capital expenditures and leasing obligations.

     The Company has several term notes with various lending institutions which bear interest at rates ranging from 8.5% to 9.55%. These notes have varying maturity dates ranging from August 2000 to October 2000. The notes are secured primarily by computer equipment, as the majority of the notes were obtained for the purchase of such equipment.

     Future maturities related to long-term debt are as follows:

                YEAR ENDING APRIL 30,             LONG-TERM DEBT
                ---------------------             --------------
                        2000                        $  9,796,227
                        2001                          27,124,890
                        2002                           4,050,157
                        2003                           2,579,581
                                                    ------------
                                                    $ 43,550,855
                                                    ============

9. CAPITAL LEASE

     The Company has a capital lease for computer equipment used on various outsourcing engagements which requires payments of principal and interest of $624,000 in fiscal 2000, $624,000 in fiscal 2001, and $208,000 in fiscal 2002, with $180,937 of these payments representing interest. The present value of the minimum lease payments at April 30, 1999 and 1998, was $1,275,063 and $1,807,527, respectively. At April 30, 1999, the current portion of the present value of minimum lease payments is $536,870. The capital lease is secured by the equipment leased which is included in furniture, fixtures and equipment in the consolidated balance sheets at April 30, 1999 and 1998. The cost and accumulated depreciation of the computer equipment reflected in the consolidated balance sheet at April 30, 1999, were $379,522 and $166,011, respectively. The cost and accumulated depreciation of the computer equipment reflected in the consolidated balance sheet at April 30, 1998, were $2,114,199 and $396,412, respectively. The decrease in the cost of the equipment from April 30, 1998, to April 30, 1999, is the result of a write-down of this equipment in connection with an impairment loss. See Note 18.

10. EMPLOYEE BENEFIT PLANS

     The Company has a profit-sharing plan with an employee stock ownership plan (the "ESOP") provision for full-time employees age 21 and over. Contributions are made at the discretion of the Board of Directors. The Company did not contribute to the plan for the years ended April 30, 1999, 1998 and 1997, but paid administrative expenses associated with the plan of $21,510, $21,960, and $6,660 in such years.

     The Company also provides a qualified 401(k) profit sharing plan for full-time employees age 21 or over who have been with the Company for thirty days by April 30. Contributions by the Company are at the discretion of the Board of Directors. Contributions were $538,758, $144,330, and $93,413 for the years ended April 30, 1999, 1998 and 1997, respectively.

11. EMPLOYMENT AGREEMENTS

     Effective November 1, 1998, the Company entered into employment agreements with its Chairman and Vice Chairman for a term of three years expiring October 31, 2001. These agreements provide for a base salary of $425,000 each for the initial year, $600,000 each for the second year, and $700,000 each for the third year. Additionally, the Company granted options to each to purchase 35,211 shares of common stock.

12. LEASES

     Total rent expense for the years ended April 30, 1999, 1998 and 1997 was $1,559,211, $1,015,572, and $258,348, respectively. The Company leases certain office facilities and vehicles under terms of non-cancelable operating lease agreements which expire at various dates. Total future annual lease requirements are as follows:

           YEAR ENDING APRIL 30,                        LEASE REQUIREMENTS
           ---------------------                        ------------------
               2000                                          $1,722,086
               2001                                           1,534,182
               2002                                           1,371,658
               2003                                           1,325,988
               2004                                             502,500
               Thereafter                                     3,015,300
                                                             ----------
                                                             $9,471,714
                                                             ==========

13. SIGNIFICANT CUSTOMERS

     The Company earns a significant portion of its revenue from its top five customers. Revenues earned from its top five customers totaled 36%, 35%, and 49% for the years ended April 30, 1999, 1998, and 1997, respectively. At April 30, 1999 and 1998, accounts receivable from these significant customers were $13,770,582 and $6,042,778, respectively.

14. FEDERAL AND STATE INCOME TAXES

     Significant components of the provision for income taxes are as follows:

                                      YEAR ENDED APRIL 30,
                          --------------------------------------------
                              1999             1998            1997
                          -----------      -----------      ----------
         Federal:
             Current      $ 1,667,268      $ 3,301,222      $2,439,146
             Deferred        (957,684)        (139,094)        141,035
                          -----------      -----------      ----------
                              709,584        3,162,128       2,580,181
                          -----------      -----------      ----------
         State:
             Current          308,490          770,411         455,917
             Deferred        (149,153)         (28,468)         16,592
                          -----------      -----------      ----------
                              159,337          741,943         472,509
                          -----------      -----------      ----------
         Total            $   868,921      $ 3,904,071      $3,052,690
                          ===========      ===========      ==========

     Deferred tax liabilities and assets are comprised of the following:

                                                      YEAR ENDED APRIL 30,
                                                   --------------------------
                                                      1999            1998
                                                   ----------     -----------
         Deferred tax liabilities:
             Leasing activities                    $2,927,189     $ 2,782,337
             Deductible goodwill                      932,349         339,880
             Other                                    838,405         120,078
                                                   ----------     -----------
             Total deferred tax liabilities         4,697,943       3,242,295
                                                   ----------     -----------
         Deferred tax assets:
             Unusual charges (see Note 18)          2,282,699              --
             Vacation expense                         663,546         369,052
             Net operating loss carryforward        1,685,367       1,784,075
             Other                                    181,110          97,110
                                                   ----------     -----------
             Total deferred tax assets              4,812,722       2,250,237
                                                   ----------     -----------
         Net deferred tax assets (liabilities)     $  114,779     $  (992,058)
                                                   ==========     ===========

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                          YEAR ENDED APRIL 30,
                                 ------------------------------------------------------------------------
                                        1999                     1998                       1997
                                 -------------------      -------------------       ---------------------
                                 AMOUNT      PERCENT      AMOUNT      PERCENT       AMOUNT        PERCENT
                                 ------      -------      ------      -------       ------        -------
Tax at U.S. statutory rates     $660,358      34.0%     $3,396,440      34.0%     $ 2,759,348       34.0%
State income taxes, net of
    federal tax benefit          105,162       5.4         489,682       4.9          311,856        3.8
Other, net                       103,401       5.3          17,949       0.2          (18,514)      (0.2)
                                --------      ----      ----------      ----      -----------       ----
                                $868,921      44.7%     $3,904,071      39.1%     $ 3,052,690       37.6%
                                ========      ====      ==========      ====      ===========       ====

     PCG has a federal income tax loss carryforward for tax return purposes of $4.2 million that was created primarily from leasing activities. The loss carryforward expires in various amounts through 2011.

15.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          YEAR ENDED APRIL 30,
                                                  -----------------------------------
                                                   1999          1998          1997
                                                  -------       -------       -------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR:
     Net income                                   $ 1,073       $ 6,085       $ 5,063
                                                  =======       =======
     Pro forma adjustment for income taxes                                        177
                                                                              -------
     Pro forma net income                                                     $ 4,886
                                                                              =======
DENOMINATOR:
     Denominator for basic earnings per share
     - weighted average shares                     24,683        22,464        22,432
     Effect of dilutive securities:
     Employee stock options                           238           292            63
                                                  -------       -------       -------
     Denominator for diluted earnings
     per share - adjusted weighted average
     and assumed conversions                       24,921        22,756        22,495
                                                  =======       =======       =======
Basic earnings per share                          $  0.04       $  0.27       $  0.23
Basic pro forma earnings per share                $    --       $    --       $  0.22
Diluted earnings per share                        $  0.04       $  0.27       $  0.23
Diluted pro forma earnings per share              $    --       $    --       $  0.22

16. STOCK INCENTIVE PLANS

     The Stock Incentive Plans provide for the granting of incentive stock options or non-qualified options to employees and to the Company's non-employee directors to purchase shares of the Company's common stock. The options generally become exercisable within one to four years from the date of grant and expire ten years from the date of grant. Under the current plan, 3,000,000 shares of common stock have been reserved for distribution. The plan also provides for grants of stock appreciation rights and restricted stock. The following amounts reflect the effect of all stock dividends and splits declared through April 30, 1999:

                                    YEAR ENDED              YEAR ENDED              YEAR ENDED
                                  APRIL 30, 1999          APRIL 30, 1998          APRIL 30, 1997
                               ---------------------   ---------------------   ---------------------
                                             WEIGHTED                WEIGHTED                WEIGHTED
                                             AVERAGE                 AVERAGE                 AVERAGE
                                             EXERCISE                EXERCISE                EXERCISE
                                OPTIONS       PRICE     OPTIONS       PRICE     OPTIONS       PRICE
                               ---------      ------   ---------      ------   ---------      ------
Outstanding at May 1           2,015,183      $ 7.01   1,093,050      $ 5.41     597,600      $ 5.17
Granted                          388,922      $ 6.74   1,172,075      $ 8.50     559,500      $ 5.63
Exercised                        (56,478)     $ 7.26    (112,330)     $ 6.75      (2,775)     $ 5.17
Canceled                        (224,532)     $ 7.24    (137,612)     $ 7.35     (61,275)     $ 5.33
                               ---------               ---------               ---------
Outstanding at April 30        2,123,095      $ 6.93   2,015,183      $ 7.01   1,093,050      $ 5.41
                               =========               =========               =========
Exercisable at year end        1,480,498      $ 7.04     874,983      $ 6.69     366,375      $ 5.41
Weighted average fair
  value of options granted
  during year                                 $ 3.22                  $ 4.25                  $ 2.86

     Exercise prices for options outstanding as of April 30, 1999, ranged from $4.94 to $13.25. The weighted average remaining contractual life of those options is approximately eight years.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rate of
5.01 percent, 6.04 percent and 6.56 percent; no dividend yield; volatility factors of the expected market price of the Company's common stock of .487; and a weighted average expected life of the option of five years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information follows:

                                                    1999              1998              1997
                                                -------------     -------------     -------------
Pro forma net income:
    As restated - (including pro forma for
    income taxes in 1997)                       $   1,073,307     $   6,085,457     $   4,886,038
Pro forma - for SFAS No. 123                    $     286,128     $   3,464,477     $   4,341,195
Pro forma earnings per share:
     As reported - (including pro forma for
         income taxes in 1997) - basic          $         .04     $         .27     $         .22
     As reported - (including pro forma for
         income taxes in 1997) - diluted        $         .04     $         .27     $         .22
Pro forma - for SFAS No. 123 - basic            $         .01     $         .15     $         .19
Pro forma - for SFAS No. 123 - diluted          $         .01     $         .15     $         .19

17. TVA SETTLEMENT

     In the fiscal quarter ended October 31, 1998, the Company reached a tentative agreement with the United States Attorney for the Western District of Tennessee and the Tennessee Valley Authority (the "TVA") to settle on a civil basis all claims against the Company related to the Company's billing practices under its consulting contract with the TVA. The Company has agreed to pay $1,000,000 to the United States government and $600,000 to the TVA in settlement of all claims against the Company. The Company provided for an accrual of $1,900,000 for the anticipated settlement and related costs. The final agreement was executed on May 5, 1999.

     In connection with the settlement, a former officer of the Company plead guilty to a single felony count of submitting a false claim of less than $10,000. Pursuant to the resignation of such officer from the Company, SCB recorded severance expense of $800,000 in the fiscal quarter ended October 31, 1998, with non-compete payments to the former officer (aggregating $980,000) being amortized ratably over three years.

     The $1,900,000 settlement charge and the $800,000 severance charge are reflected on the consolidated statement of income under the caption "TVA settlement and severance payments."

18. UNUSUAL CHARGES

     During the fourth fiscal quarter of 1999, the Company completed an evaluation of its operations related to a data center and determined that its best course of action would be to close the facility. The data center had historically generated revenues through data processing services for customers using legacy systems. However, due to changes in the industry conditions and significant increases in the pricing of software licenses used in conjunction with legacy systems, it became obvious that the data center would continually generate operating losses in the future without significant capital improvements. Consequently, the Company recorded a non-cash nonrecurring charge of $1,800,000 for contract loss reserves which management believes are sufficient to cover estimated losses on the wind-down of its remaining contractual obligations related to the data center.

     Additionally, the Company identified a non-cash impairment of the long-term assets related to the data center as the projected future cash flows of the data center were less than the carrying value of the assets. These assets which primarily consist of computer equipment were written down to their fair value based on the salvage value of the assets. As a result, an impairment loss of $3,950,0000 was also recorded in the fourth fiscal quarter of 1999.

     These charges are based on estimates and, therefore, are subject to various risks and uncertainties related to the Company's ability to secure agreements with third parties and relinquish the assets. As a result, the Company believes it is reasonably possible that these estimates may be revised in the near term. However, the impacts of such revisions, if any, are not expected to be material.

19. SEGMENT INFORMATION

     The Company operates in two industry segments: Professional Services and Enterprise Solutions.

     The revenue components of the Professional Services segment consist primarily of (1) information technology ("IT") consulting, including evaluation, design and reengineering of computer systems, management, quality assurance and technical direction for IT projects, as well as functional expertise and training; and (2) professional staffing, which involves providing skilled IT staff on an as-needed basis.

     The revenue components of the Enterprise Solutions segment consist primarily of (1) outsourcing, including system development and integration, maintenance, data center management, help desk and technical services, remote processing, computer hardware sales and leasing; (2) enterprise resource planning ("ERP") services, which include planning and evaluation, systems analysis and administration, implementation and functional support; and (3) e-services, which include enterprise management services, Internet application development, and design and implementation of communication networks.

     Summarized financial information concerning the operating segments in which the Company operated at April 30, 1999, 1998 and 1997, and for each of the years then ended is shown in the following tables:

     OPERATING SEGMENTS                   1999         1998       1997(B)
     ------------------                 --------     --------     -------
                                                 (IN THOUSANDS)
Revenue:
     Professional Services              $110,060     $ 78,399     $64,064
     Enterprise Solutions                 41,956       27,323          --
                                        --------     --------     -------
                                        $152,016     $105,722     $64,064
                                        ========     ========     =======
Income from operations: (a)
     Professional Services              $ 12,260     $  8,923     $ 7,132
     Enterprise Solutions                  1,586        2,078          --
                                        --------     --------     -------
                                        $ 13,846     $ 11,001     $ 7,132
                                        ========     ========     =======
Total assets:
     Professional Services              $ 45,168     $ 35,737     $35,094
     Enterprise Solutions                100,746       64,202          --
                                        --------     --------     -------
                                        $145,914     $ 99,939     $35,094
                                        ========     ========     =======
Expenditures for long-lived assets:
     Professional Services              $  2,438     $  2,429     $10,226
     Enterprise Solutions                 37,741       24,042          --
                                        --------     --------     -------
                                        $ 40,179     $ 26,471     $10,226
                                        ========     ========     =======
Depreciation and amortization:
     Professional Services              $  1,488     $    564     $   328
     Enterprise Solutions                  5,789        3,433          --
                                        --------     --------     -------
                                        $  7,277     $  3,997     $   328
                                        ========     ========     =======

(a) 1999 income from operations excludes the nonrecurring charges of $1,800,000 contract loss reserves and $3,950,000 for an impairment of long-lived assets (see Note 18) as well as a $2,700,000 nonrecurring charge related to the TVA settlement (see Note 17).

(b) The Company operated in only one segment in 1997 as the operations that comprise enterprise solutions were acquired in 1998.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales. Long-term assets is made up of goodwill and property, plant and equipment. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. Such costs are allocated to the segments based on revenue, headcount, and resources dedicated to a particular segment. In addition, substantially all of the sales and recruiting workforce is contained in the Professional Services segment. Costs associated with the sales and recruiting workforce are allocated to the Enterprise Solutions segment based generally on forecasted revenues.

20. UNAUDITED RESTATED CONSOLIDATED RESULTS OF OPERATIONS BY QUARTER

     The Company's unaudited restated consolidated results of operations for each quarter in fiscal 1999 and 1998 are set forth in the tables below.

                                                                 QUARTER ENDED
                                          ------------------------------------------------------------
                                            JULY 31,      OCTOBER 31,     JANUARY 31,       APRIL 30,
                                              1998            1998            1999             1999
                                          -----------     -----------     -----------     ------------
Revenue                                   $34,603,684     $38,917,885     $36,742,437     $ 41,751,855
Cost of services                           23,942,509      26,790,465      26,450,547       29,994,831
Provision for contract losses                      --              --              --        1,800,000
                                          -----------     -----------     -----------     ------------
Gross profit                               10,661,175      12,127,420      10,291,890        9,957,024
Selling, general and administrative
    expenses                                6,865,380       7,201,242       7,464,260        9,460,116
TVA settlement and severance payments       1,900,000         800,000              --               --
Impairment of assets                               --              --              --        3,950,000
                                          -----------     -----------     -----------     ------------
Income (loss) from operations               1,895,795       4,126,178       2,827,630       (3,453,092)
Other expenses                                626,572         882,437       1,041,403          903,871
                                          -----------     -----------     -----------     ------------
Income (loss) before taxes                  1,269,223       3,243,741       1,786,227       (4,356,963)
Income tax expense (benefit)                  867,382       1,258,580         639,743       (1,896,784)
                                          -----------     -----------     -----------     ------------
Net income (loss)                         $   401,841     $ 1,985,161     $ 1,146,484     $ (2,460,179)
                                          ===========     ===========     ===========     ============
Net income (loss) per share - basic       $      0.02     $      0.08     $      0.05     $      (0.10)
                                          ===========     ===========     ===========     ============
Net income (loss) per share - diluted     $      0.02     $      0.08     $      0.05     $      (0.10)
                                          ===========     ===========     ===========     ============
Weighted average (basic)                   24,665,318      24,671,661      24,683,382       24,709,965
                                          ===========     ===========     ===========     ============
Adjusted weighted average
   Shares and assumed
   Conversion (diluted)                    25,114,168      24,844,604      24,918,710       24,709,965
                                          ===========     ===========     ===========     ============

                                                                 QUARTER ENDED
                                          ------------------------------------------------------------
                                            JULY 31,      OCTOBER 31,     JANUARY 31,       APRIL 30,
                                              1997            1997            1998             1998
                                          -----------     -----------     -----------     ------------
Revenue                                   $21,206,229     $27,260,303     $27,389,047     $ 29,866,399
Cost of services                           14,768,518      19,100,347      19,423,966       20,908,407
                                          -----------     -----------     -----------     ------------
Gross profit                                6,437,711       8,159,956       7,965,081        8,957,992
Selling, general and administrative
expenses                                    3,738,625       5,214,196       5,454,546        6,111,952
                                          -----------     -----------     -----------     ------------
Income (loss) from operations               2,699,086       2,945,760       2,510,535        2,846,040
Other income (expenses)                       148,201        (235,047)       (450,246)        (474,801)
                                          -----------     -----------     -----------     ------------
Income (loss) before taxes                  2,847,287       2,710,713       2,060,289        2,371,239
Income tax expense (benefit)                1,106,578       1,037,430         921,907          838,156
                                          -----------     -----------     -----------     ------------
Net income (loss)                         $ 1,740,709     $ 1,673,283     $ 1,138,382     $  1,533,083
                                          ===========     ===========     ===========     ============
Net income (loss) per share - basic       $      0.08     $      0.07     $      0.05     $       0.07
                                          ===========     ===========     ===========     ============
Net income (loss) per share - diluted     $      0.08     $      0.07     $      0.05     $       0.07
                                          ===========     ===========     ===========     ============
Weighted average (basic)                   22,440,666      22,459,676      22,472,494       22,484,627
                                          ===========     ===========     ===========     ============
Adjusted weighted average
Shares and assumed
Conversion (diluted)                       22,634,148      22,734,298      22,744,304       22,911,445
                                          ===========     ===========     ===========     ============

     Summarized in the tables below is the aggregate pre-tax impact of the adjustments contained in the Company's unaudited restated consolidated results of operations for each quarter in fiscal 1999 and 1998. The adjustments are grouped according to the types of transactions involved or accounting entries affected. See Note 2 for further information regarding the adjustments.

                                                           1999
                              -------------------------------------------------------------------
                              QUARTER      QUARTER       QUARTER        QUARTER         YEAR
                               ENDED        ENDED         ENDED          ENDED          ENDED
                              JULY 31,    OCTOBER 31,   JANUARY 31,     APRIL 30,      APRIL 30,
                                1998         1998          1999           1999           1999
                              ---------    ---------    -----------    -----------    -----------
Revenue:
  Client services agreement   $  32,367    $ 173,691    $   183,396    $   202,806    $   592,260
  Residual interest in
        remarketed leases            --           --     (1,650,000)    (1,116,451)    (2,766,451)
  Direct financing leases      (650,563)    (299,719)       123,568        116,996       (709,718)
  Revenue recognition          (171,117)     370,846       (216,138)      (183,602)      (200,011)
  Other                        (230,613)    (397,558)      (317,839)      (549,442)    (1,495,452)
  Prior unrecorded audit
          adjustments           135,000     (210,000)            --             --        (75,000)
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase         $(884,926)   $(362,740)   $(1,877,013)   $(1,529,693)   $(4,654,372)
                              =========    =========    ===========    ===========    ===========

Direct Expense:
  Client service agreement    $ 113,215    $ 234,153    $   234,153    $   234,153    $   815,674
  Direct financing leases        17,493        8,191        (10,413)       (95,413)       (80,142)
  Other                        (230,613)    (397,558)      (317,839)      (527,510)    (1,473,520)
  Prior unrecorded audit
        adjustments                  --           --             --        276,000        276,000
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase         $ (99,905)   $(155,214)   $   (94,099)   $  (112,770)   $  (461,988)
                              =========    =========    ===========    ===========    ===========
SG&A Expense:
  Other accrued expenses      $      --    $      --    $        --    $   380,000    $   380,000
  Other accrued expenses         22,398       51,614         51,613        746,509        872,134
  Prior unrecorded audit
          adjustments            16,625       16,625         16,625        115,625        165,500
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase         $  39,023    $  68,239    $    68,238    $ 1,242,134    $ 1,417,634
                              =========    =========    ===========    ===========    ===========

                                                           1998
                              -------------------------------------------------------------------
                               QUARTER      QUARTER       QUARTER        QUARTER         YEAR
                                ENDED        ENDED         ENDED          ENDED          ENDED
                               JULY 31,    OCTOBER 31,   JANUARY 31,     APRIL 30,      APRIL 30,
                                1997         1997           1998           1998           1998
                              ---------    ---------    -----------    -----------    -----------
Revenue:
  Client services agreement   $ (66,973)   $(203,914)   $  (208,486)   $(2,695,439)   $(3,174,812)
  Direct financing leases            --           --       (273,648)        27,075       (246,573)
  Revenue recognition                --     (589,988)      (404,029)       860,653       (133,364)
  Other                         (60,000)          --             --             --        (60,000)
  Prior unrecorded audit
          adjustments                --           --             --       (135,000)      (135,000)
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase         $(126,973)   $(793,902)   $  (886,163)   $(1,942,711)   $(3,749,749)
                              =========    =========    ===========    ===========    ===========
Direct Expense:
  Client service agreement    $ (85,448)   $(256,344)   $  (256,344)   $  (834,844)   $(1,432,980)
                              =========    =========    ===========    ===========    ===========
  (Decrease) increase         $ (85,448)   $(256,344)   $  (256,344)   $  (834,844)   $(1,432,980)
                              =========    =========    ===========    ===========    ===========
SG&A Expense:
  Other accrued expenses         21,404       21,403         21,403         50,619        114,829
  Prior unrecorded audit
          adjustments            16,625       16,625         16,625         29,625         79,500
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase         $  38,029    $  38,028    $    38,028    $    80,244    $   194,329
                              =========    =========    ===========    ===========    ===========

21. SUBSEQUENT EVENTS

     In May 1999, the Company acquired substantially all the assets of Global Services, Inc. ("Global"), a company engaged in the business of reselling used computer equipment for a price of $6,647,000 in cash. In two other transactions consummated at substantially the same time, the Company sold the residual interests in four computer equipment lease schedules, with a book value of $1,063,000, to Quest Residual Services LLC ("Quest"), a newly formed equipment leasing company, for a total price of $3,650,000 in cash. Upon further review of these transactions, the Company has determined that both

Global and Quest had the same beneficial owners, who held the same ownership percentages in each entity, at the times of the Company's transactions with them. The Company has decided to record all three transactions as a single transaction and to net the proceeds received from Quest for the sale of the residual interests against the purchase price paid to Global for its assets.

     Effective March 1, 2000, the Company acquired substantially all the assets of RAO Consulting Incorporated ("Rao"), an ERP consulting company which has an affiliation with a consulting practice in India. The purchase price of approximately $1,500,000 consisted of $300,000 in cash, a $300,000 promissory note (which was placed in escrow), and 333,000 shares of the Company's common stock delivered at the closing. The purchase price also includes a potential earnout payment of 2-3 times the EBITDA for the Rao business in fiscal 2001 in the event that such EDITDA exceeds $150,000 in that period.

     The Company sold substantially all the assets of TMR for a price of $9,600,000 in cash. The Company retained approximately $1,500,000 in working capital of TMR which was not included in the transaction. Of the proceeds from the sale, the Company used $8,000,000 to repay a $7,000,000 short-term loan obtained for the Global acquisition and $1,000,000 to permanently reduce the outstanding balance under the Credit Facility.

22. DEBT ISSUES

     Since April 30, 1999, the Company and a bank have modified the Loan Agreement on four separate occasions. The four modifications have amended certain financial covenants (primarily those setting limits on the maximum funded-debt-to-EBITDA ratio, maximum annual capital expenditures, and maximum annual lease commitments) contained in the Loan Agreement, and have delayed the $1,250,000 per quarter reduction in the aggregate outstanding balance. The last modification to the Loan Agreement extends the maturity of the Credit Facility to December 15, 2000.

23. MANAGEMENT'S PLANS

      The Company lost approximately $3,541,000 (as restated) in the third quarter of fiscal 2000. The Company's net income for the first three quarters of fiscal 2000 is approximately $323,000 (as restated). In addition, the Company has announced that it anticipates a net loss in the range of $5,200,000 to $6,900,000 for all of fiscal 2000.

      In May 2000, the Company appointed a new chief executive officer and requested that he develop a plan to return the Company to profitability. That plan was presented to the Company's board of directors in June 2000.

      As discussed in Note 3, over a 21-month period beginning in September 1996, the Company completed four acquisitions in an effort to expand geographically and to obtain more diversity in its service offerings. In addition, to accelerate the Company's growth potential, the Company began in July 1998 building a larger regional infrastructure. The new CEO's plan is to focus the Company on its core business competency.

      As discussed in Note 21, the Company reduced its long-term debt by $8,000,000 in May 2000. The Company also intends to use the proceeds from the $1,000,000 escrow fund established in the TMR sale to repay debt when it is released. In addition, the Company expects proceeds from income tax refunds of approximately $5,500,000 to be used to repay debt. The Company also is evaluating other non-core assets for potential divestiture.

      The Company expects that the changes made in operations, combined with a substantial reduction in debt, will yield the financial performance to achieve positive cash flows and to extend its debt by greater than one year when the debt matures on December 15, 2000.

24. CONTINGENT LIABILITIES

       In April and May 2000, six shareholders of the Company filed separate purported class action lawsuits in the United States District Court for the Western District of Tennessee against the Company and certain of its directors and officers. In each case, the plaintiff seeks certification of a plaintiff class consisting of all persons who purchased or otherwise acquired the Company's common stock within a specified prior period, other than the Company's directors and officers and related persons and entities. The suits, which are substantially the same, generally allege that the defendants violated federal securities laws by making false and misleading statements regarding the Company's financial results, which artificially inflated the market price of the Company's common stock and caused the plaintiffs and other class members to purchase the Company's common stock at such inflated prices. The suits seek unspecified monetary damages. On June 1, 2000, the court ordered the consolidation of each lawsuit into a single matter designated as the In re SCB Computer Technology Securities Litigation and ruled on certain other procedural matters. The Company is reviewing the consolidated lawsuit and intends to respond to it in a timely manner. As of the date hereof, the Company is unable to predict the outcome of the litigation and its ultimate effect, if any, on the Company's consolidated financial condition and results of operations.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)    (1) Financial Statements

                  See the Index to Consolidated Financial Statements included in
Item 8 of this amendment for a list of the financial statements filed as part of this amendment.

              (3) Exhibits

                  The exhibits listed in the Exhibit Index below are filed as part of this amendment.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SCB COMPUTER TECHNOLOGY, INC.



                                    By:            Michael J. Boling
                                        ----------------------------------------
                                                   Michael J. Boling
                                                Chief Financial Officer

Date:   July 20, 2000

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                     TITLE                                    DATE
            ---------                     -----                                    ----

        Ben C. Bryant, Jr.           Chairman of the Board                      July 20, 2000
--------------------------------
        Ben C. Bryant, Jr.


        T. Scott Cobb                Chief Executive Officer                    July 20, 2000
--------------------------------
        T. Scott Cobb


        Michael J. Boling            Executive Vice President -                 July 20, 2000
--------------------------------     Finance, Chief Financial Officer,
        Michael J. Boling            and Treasurer (principal financial
                                     and accounting officer)

        Jack R. Blair                Director                                   July 20, 2000
--------------------------------
        Jack R. Blair


        George E. Cates              Director                                   July 20, 2000
--------------------------------
        George E. Cates


        James E. Harwood             Director                                   July 20, 2000
--------------------------------
        James E. Harwood


        Robert G. McEniry            Director                                   July 20, 2000
--------------------------------
        Robert G. McEniry

                                 EXHIBIT INDEX

Exhibit
Number                Description of Exhibit
-------               ----------------------
  23           Consent of Ernst & Young LLP.

  27.1         Restated Financial Data Schedule -- Fiscal Year Ended
               April 30, 1999

  27.2         Restated Financial Data Schedule -- Fiscal Year Ended
               April 30, 1998