Form 10-Q/A
period 1999-07-31
SCB COMPUTER TECHNOLOGY INC
filed 2000-07-26
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

         As of September 10, 1999, there were 24,711,965 outstanding shares of the registrant's common stock.

                                EXPLANATORY NOTE

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On July 3, 2000, the Company announced that it would restate its consolidated financial statements for the years ended April 30, 1999 and 1998, and for each quarter in the nine-month period ended January 31, 2000. The Company's restated consolidated financial statements for these periods contain adjustments that fall into three categories. The first category of adjustments arises from the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees on March 27, 2000, regarding the Company's accounting treatment of certain matters. The findings of the audit committee's investigation indicate that, with respect to fiscal 2000, 1999, and 1998, the Company did not properly (1) accrue bonuses paid to two employees, (2) record revenue from the sale of a partial interest in a computer equipment lease, (3) account for an outsourcing contract assumed as part of an acquisition, (4) record revenue from two sales of residual interests in computer equipment lease schedules, and (5) correct a contractual billing error. The second category of adjustments is the result of the Company's internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. The third category of adjustments consists of adjustments that were initially identified during the audits of the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The Company subsequently decided to record these adjustments in fiscal 2000. For further information regarding the background of all the adjustments, see Note B of the Notes to Restated Condensed Consolidated Financial Statements included in Item 1 of Part I of this amendment.

The adjustments contained in the Company's restated consolidated financial statements decrease the Company's previously reported net income by $3.4 million and $1.5 million for the years ended April 30, 1999 and 1998, respectively. The adjustments increase the Company's previously reported net income by $0.2 million, $0.1 million, and $0.4 million for the quarters ended July 31, 1999, October 31, 1999, and January 31, 2000, respectively. The adjustments decrease the Company's previously reported total assets by $0.9 million as of April 30, 1999, and increase its previously reported total assets by $1.4 million as of April 30,1998. The adjustments decrease the Company's previously reported total assets by $2.2 million as of July 31, 1999, $2.4 million as of October 31, 1999, and $2.4 million as of January 31, 2000. For additional information concerning the impact of the adjustments on the Company's financial results, see the Company's unaudited restated condensed consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Items 1 and 2, respectively, of Part I of this amendment.

Management believes that it has made all the adjustments considered necessary as a result of the audit committee's investigation. Management further believes that the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, and for each quarter in the nine-month period ended January 31, 2000, as restated, include all adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods.

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

ADDITIONAL INFORMATION

Except for the information set forth in Items 1 and 2 of Part I and Item 6 of
Part II, no other information included in the Company's Quarterly Report of Form 10-Q on file with the Securities and Exchange Commission (the "Commission") is amended by this amendment. For additional information regarding the restatement of the Company's consolidated financial statements, see the Company's Annual Report on Form 10-K/A No. 2 filed with the Commission on July 20, 2000, and the Company's Current Reports on Form 8-K filed with the Commission on April 14, 2000, and July 3, 2000. For further information concerning the shareholder litigation described above, see the Company's Current Report on Form 8-K filed with the Commission on April 21, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SCB COMPUTER TECHNOLOGY, INC.
                 RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        JULY 31,         APRIL 30,
                                                          1999             1999
                                                     -------------    -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents .....................   $   5,353,256    $   5,318,259
   Accounts receivable ...........................      32,569,272       34,114,897
   Other current assets ..........................      10,083,449        9,950,319
                                                     -------------    -------------
        Total current assets .....................      48,005,977       49,383,475
   Investment in direct financing leases .........      13,313,302       16,854,185
   Equipment under operating leases (net) ........       8,790,888        5,983,135
Fixed assets:
   Buildings .....................................       1,348,293        1,348,293
   Furniture, fixtures and equipment .............      32,521,490       29,675,296
   Accumulated depreciation ......................      (9,010,094)      (6,753,640)
                                                     -------------    -------------
                                                        24,859,689       24,269,949
   Land ..........................................         209,912          209,912
                                                     -------------    -------------
                                                        25,069,601       24,479,861
Goodwill (net) ...................................      48,180,230       44,920,437
Other ............................................       3,464,533        4,292,769
                                                     -------------    -------------
        Total assets .............................   $ 146,824,531    $ 145,913,862
                                                     =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade ........................   $   8,105,978    $   6,845,308
   Accrued expenses ..............................       8,763,719        9,969,615
   Short term loan ...............................       7,000,000                0
   Current portion of long term debt .............      14,864,289       15,307,385
   Current portion - nonrecourse debt ............       1,000,000                0
   Deferred revenue ..............................       1,311,685        1,244,623
                                                     -------------    -------------
        Total current liabilities ................      41,045,671       33,366,931
Long term debt ...................................      27,498,290       33,754,628
Notes payable-nonrecourse ........................      16,586,125       17,830,281
Other long term liabilities ......................       4,750,235        6,408,489
Shareholders' equity .............................      56,944,210       54,553,533
                                                     -------------    -------------
        Total liabilities and shareholders' equity   $ 146,824,531    $ 145,913,862
                                                     =============    =============


                             See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
              RESTATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS
                                                               ENDED
                                                              JULY 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Revenue ..........................................   $43,968,030   $34,603,684
Cost of services .................................    30,462,925    23,942,509
                                                     -----------   -----------
Gross profit .....................................    13,505,105    10,661,175
Selling, general and administrative expenses .....     8,678,828     6,865,380
TVA settlement and severance payments ............            --     1,900,000
                                                     -----------   -----------
Income from operations ...........................     4,826,277     1,895,795
Net interest expense .............................       844,789       626,572
                                                     -----------   -----------
Income before income taxes .......................     3,981,488     1,269,223
Income tax expense ...............................     1,595,463       867,382
                                                     -----------   -----------
Net income .......................................   $ 2,386,025   $   401,841
                                                     ===========   ===========
Net income per share - basic .....................   $      0.10   $      0.02
                                                     ===========   ===========
Net income per share - diluted ...................   $      0.10   $      0.02
                                                     ===========   ===========
Weighted average number of common shares - basic..    24,711,924    24,665,318
                                                     ===========   ===========
Weighted average number of common shares - diluted    24,762,646    25,114,168
                                                     ===========   ===========



                             See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS
                                                                                    ENDED
                                                                                   JULY 31,
                                                                           --------------------------
                                                                               1999          1998
                                                                           -----------    -----------
OPERATING ACTIVITIES
   Net Income ..........................................................   $ 2,386,025    $    401,841
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation included in cost of services ........................     1,097,773         759,720
      Depreciation included in SG&A ....................................       292,176         267,871
      Amortization and other ...........................................       598,971         398,172
      Deferred income taxes ............................................    (1,524,406)       (729,075)
      (Increase) decrease in:
      Accounts receivable ..............................................     1,069,634      (5,512,646)
      Other assets .....................................................       673,860       2,065,272
      Net investment in direct financing lease activity ................     3,540,883       1,163,193
   Increase (decrease) in:
      Accounts payable .................................................     1,260,670       1,322,120
      Accrued expenses and other .......................................      (380,318)      2,280,843
      Accrued TVA settlement ...........................................    (1,658,516)      1,900,000
                                                                           -----------    ------------
   Total adjustments ...................................................     4,970,727       3,915,470
                                                                           -----------    ------------
   Net cash provided by operating activities ...........................     7,356,752       4,317,311
                                                                           -----------    ------------
INVESTING ACTIVITIES
   Purchases of fixed assets ...........................................    (4,188,832)    (17,727,434)
   Acquisition of businesses ...........................................    (4,013,549)     (7,127,473)
                                                                           -----------    ------------
   Net cash used in investing activities ...............................    (8,202,381)    (24,854,907)
                                                                           -----------    ------------
FINANCING ACTIVITIES
   Borrowings on long-term debt ........................................            --      15,000,000
   Payments on long-term debt ..........................................    (2,987,105)     (2,811,092)
   Payments on non-recourse debt .......................................      (232,542)       (119,711)
   Net borrowings (repayments) under line of credit ....................    (3,649,000)      5,957,333
   Short-term loan .....................................................     7,000,000              --
   Other ...............................................................       749,273       2,710,301
                                                                           -----------    ------------
   Net cash provided by financing activities ...........................       880,626      20,736,831
                                                                           -----------    ------------
Net increase in cash ...................................................        34,997         199,235
Cash at beginning of period ............................................     5,318,259       2,983,372
                                                                           -----------    ------------
Cash at end of period ..................................................   $ 5,353,256    $  3,182,607
                                                                           ===========    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   Interest paid .......................................................   $   861,267    $    901,471
   Income taxes paid ...................................................   $   460,066    $    865,759


                             See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.

    NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited restated condensed consolidated financial statements of SCB Computer Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, with the exception of those identified in Note B) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A No. 2 for the fiscal year ended April 30, 1999, filed with the Securities and Exchange Commission.

NOTE B - RESTATED FINANCIAL STATEMENTS

The Company's restated consolidated financial statements for the fiscal years ended April 30, 1999 and 1998, and for each quarter in the nine-month period ended January 31, 2000, contain adjustments that fall into three categories. The first category of adjustments arises from the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees on March 27, 2000, regarding the Company's accounting treatment of certain matters. The findings of the audit committee's investigation indicate that, with respect to fiscal 2000, 1999 and 1998, the Company did not properly (1) accrue bonuses paid to two employees, (2) record revenue from the sale of a partial interest in a computer equipment lease, (3) account for an outsourcing contract assumed as part of an acquisition, (4) record revenue from two sales of residual interests in computer equipment lease schedules, and (5) correct a contractual billing error. The second category of adjustments is the result of the Company's internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. The third category of adjustments consists of adjustments that were initially identified during the audits of the Company's consolidated financial statements for the fiscal years ended April 30, 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The Company subsequently decided to record these adjustments in fiscal 2000.

Management believes that it has made all the adjustments considered necessary as a result of the audit committee's investigation. Management further believes that the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, and for each quarter in the nine-month period ended January 31, 2000, as restated, include all adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods.

Summarized in the tables below is the aggregate pre-tax impact of the adjustments contained in the Company's unaudited restated condensed consolidated results of operations for each of the first three quarters in fiscal 2000 and 1999 and the six-month and nine-month periods then ended. The adjustments are grouped according to the types of transactions involved or accounting entries affected.

                                                             2000
                               -------------------------------------------------------------------
                               QUARTER      QUARTER      SIX MONTHS      QUARTER      NINE MONTHS
                                ENDED        ENDED          ENDED         ENDED          ENDED
                               JULY 31,   OCTOBER 31,    OCTOBER 31,    JANUARY 31,    JANUARY 31,
                                 1999        1999           1999           2000           2000
                              ---------    ---------    -----------    -----------    -----------
Revenue:
  Client services agreement   $ 202,806    $ 202,806    $   405,612    $   202,806    $   608,418
  Direct financing leases..     110,623      102,703        213,326         94,432        307,758
  Revenue recognition .....    (613,691)     206,995       (406,696)            --       (406,696)
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase .....   $(300,262)   $ 512,504    $   212,242    $   297,238    $   509,480
                              =========    =========    ===========    ===========    ===========
Direct Expense:
  Client service agreement    $ 101,329    $  34,917    $   136,246    $    34,917    $   171,163
  Direct financing leases..     (10,413)     (10,413)       (20,826)       (10,413)       (31,239)
  Revenue recognition .....    (211,713)          --       (211,713)            --       (211,713)
  Other ...................     114,225      172,659        286,884         58,868        345,752
  Prior unrecorded audit
        adjustments .......    (226,000)          --       (226,000)            --       (226,000)
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase .....   $(232,572)   $ 197,163    $   (35,409)   $    83,372    $    47,963
                              =========    =========    ===========    ===========    ===========

SG&A Expense:
  Residual interest in
        remarketed leases..   $ 143,954    $ 143,954    $   287,908    $   143,953    $   431,861
  Revenue recognition .....     (60,292)    (101,718)      (162,010)      (263,968)      (425,978)
  Other ...................          --      128,000        128,000       (249,000)      (121,000)
  Other accrued expenses ..    (155,567)     (15,567)      (171,134)       (15,567)      (186,701)
  Other accrued expenses ..    (323,328)          --       (323,328)            --       (323,328)
  Prior unrecorded audit
          adjustments .....      16,625       16,625         33,250        (89,250)       (56,000)
                              ---------    ---------    -----------    -----------    -----------
    (Decrease) increase ...   $(378,608)   $ 171,294    $  (207,314)   $  (473,832)   $  (681,146)
                              =========    =========    ===========    ===========    ===========

                                                             1999
                               -------------------------------------------------------------------
                               QUARTER      QUARTER      SIX MONTHS      QUARTER      NINE MONTHS
                                ENDED        ENDED          ENDED         ENDED          ENDED
                               JULY 31,   OCTOBER 31,    OCTOBER 31,    JANUARY 31,    JANUARY 31,
                                 1998        1998           1998           1999           1999
                              ---------    ---------    -----------    -----------    -----------
Revenue:
  Client services agreement   $  32,367    $ 173,691    $   206,058    $   183,396    $   389,454
  Residual interest in
        remarketed leases..          --           --             --     (1,650,000)    (1,650,000)
  Direct financing leases..    (650,563)    (299,719)      (950,282)       123,568       (826,714)
  Revenue recognition .....    (171,117)     370,846        199,729       (216,138)       (16,409)
  Other ...................    (230,613)    (397,558)      (628,171)      (317,839)      (946,010)
  Prior unrecorded audit
          adjustments .....     135,000     (210,000)       (75,000)            --        (75,000)
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase .....   $(884,926)   $(362,740)   $(1,247,666)   $(1,877,013)   $(3,124,679)
                              =========    =========    ===========    ===========    ===========
Direct Expense:
  Client service agreement    $ 113,215    $ 234,153    $   347,368    $   234,153    $   581,521
  Direct financing leases..      17,493        8,191         25,684        (10,413)        15,271
  Other ...................    (230,613)    (397,558)      (628,171)      (317,839)      (946,010)
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase .....     (99,905)    (155,214)      (255,119)       (94,099)      (349,218)
                              =========    =========    ===========    ===========    ===========
SG&A Expense:
  Other accrued expenses ..   $  22,398    $  51,614    $    74,012    $    51,613    $   125,625
  Prior unrecorded audit
          adjustments .....      16,625       16,625         33,250         16,625         49,875
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase .....   $  39,023    $  68,239    $   107,262    $    68,238    $   175,500
                              =========    =========    ===========    ===========    ===========

ADJUSTMENTS RESULTING FROM AUDIT COMMITTEE'S INVESTIGATION

The Company restated its consolidated financial statements for fiscal 2000, 1999 and 1998 as a result of the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees regarding the Company's accounting treatment of certain matters. The specific matters for which adjustments have been made are described below.

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

The Company has determined that the accounting for the original contract and the modified contract was in error. Upon further analysis of the original contact, the Company has determined that it contained two elements: (1) a services agreement; and (2) in accordance with SFAS No. 13, Accounting for Leases, a direct financing lease for the assets acquired at the time of execution of the original contract. A further analysis of the modified contract also has led the Company to determine that it included two elements: (1) a service agreement; and
(2) an operating lease for the equipment that was purchased by the Company to replace the equipment under the original contract. Furthermore, the Company has determined that the revenue of $2,482,277 and the related write-off of software of $578,500 recorded in the fourth quarter of fiscal 1998 was prematurely recognized and has been reversed. Accordingly, the Company has determined that the accounting for the original contract in fiscal 1998 and the accounting for the modified contract in fiscal 2000 and 1999 should be changed. The original contract is accounted for as a services agreement and a direct financing lease in fiscal 1998, and the modified contract is accounted for as a services agreement and an operating lease in fiscal 2000 and 1999.

REVENUE RECOGNITION. The Company inadvertently recognized an extra month's revenue, net of related expenses, under a contract with a customer in the first quarter of fiscal 2000. After becoming aware of the billing error, the Company recorded additional costs relating to the contract in the second and third quarters of fiscal 2000. The Company has determined that the billing error should be reversed in the first quarter of fiscal 2000. Accordingly, the Company has reduced the revenue recognized in the first quarter of fiscal 2000 and has reversed the expense accruals in the second and third quarters of fiscal 2000.

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

RESIDUAL INTERESTS IN REMARKETED LEASES. In the first quarter of fiscal 2000, the Company acquired substantially all the assets of Global Services, Inc. ("Global"), a company engaged in the business of reselling used computer equipment, for a price of $6,647,000 in cash. In two other transactions consummated at substantially the same time, the Company sold the residual interests in four computer equipment lease schedules, with a book value of $1,063,000, to Quest Residual Services LLC ("Quest"), a newly formed equipment leasing company, for a total price of $3,650,000 in cash. The Company recorded revenue of $1,650,000 in the third quarter of fiscal 1999 resulting from the sale of residual interests in two of the computer equipment lease schedules to Quest. The Company recorded revenue of $936,451, net of book value of $1,063,000, in the fourth quarter of fiscal 1999 resulting from the sale of residual interests in the other two computer equipment lease schedules to Quest. Upon further review of these transactions, the Company has determined that (1) the documents for the sales of residual lease interests to Quest were dated as of specific dates in the third and fourth quarters of fiscal 1999 (i.e., January 27, 1999, and April 26, 1999, respectively), (2) such sale documents were executed by the parties in the first quarter of fiscal 2000 (i.e., May 1999), (3) the Company received the cash payments for the residual lease interests from Quest in the first quarter of fiscal 2000 (i.e., June 1999), and (4) both Global and Quest had the same beneficial owners, who held the same ownership percentages in each entity, at the times of the Company's transactions with them. Accordingly, the Company has recorded the two sales of residual lease interests to Quest as part of the asset acquisition from Global that occurred in the first quarter of fiscal 2000.

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

ADJUSTMENTS RESULTING FROM THE COMPANY'S INTERNAL REVIEW OF FINANCIAL
INFORMATION

In connection with the restatement of its consolidated financial statements for fiscal 2000, 1999 and 1998, the Company undertook an internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. This internal review resulted in further adjustments being made to the Company's restated consolidated financial statements. The specific matters for which adjustments have been made are described below.

DIRECT FINANCING LEASES. The Company leases computer equipment to several customers. The Company has determined that it erroneously recorded revenue from the amendment, extension or termination of certain leases in fiscal 2000, 1999 and 1998. Accordingly, the Company has reversed or deferred the recognition of revenue from these lease changes in these periods.

REVENUE RECOGNITION. The Company has numerous contracts with customers. The Company has determined that adjustments should be made to the revenue recognized under three contracts in fiscal 2000, 1999 and 1998. These adjustments relate to
(1) the calculation of revenue under a fixed-price consulting contract, (2) the period in which an unbilled account receivable was recorded, and (3) the recording of a termination fee on a contract prior to finalization of the termination agreement.

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

OTHER. The Company increased the value of certain acquired inventory by $60,000 in the first quarter of fiscal 1998 and subsequently wrote off such amount in the fourth quarter of fiscal 1999. The Company has determined that these inventory adjustments should be reversed. The Company recognized revenue of $81,932 in the fourth quarter of fiscal 1999 related to a lease payment on a direct financing lease that had been assigned to a lender. The Company has determined that this revenue should be reversed. The Company reclassified revenue to direct expense to correct the misclassification by a division of the Company of certain reimbursed expenses.

PRIOR UNRECORDED AUDIT ADJUSTMENTS

In connection with the restatement of its consolidated financial statements for fiscal 2000, 1999 and 1998, the Company has decided to record adjustments that were identified during the audits of the Company's consolidated financial statements for fiscal 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality.

NOTE C - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate net income per share in the condensed consolidated statements of income:

                                                                              THREE MONTHS
                                                                              ENDED JULY 31,
                                                                               AS RESTATED
                                                                         -------------------------
                                                                            1999          1998
                                                                         -----------   -----------
Net income ...........................................................   $ 2,386,025   $   401,841
                                                                         ===========   ===========
Denominator for basic earnings per share - weighted average shares ...    24,711,924    24,665,318
                                                                         ===========   ===========
Effect of dilutive securities-stock options ..........................        50,722       448,850
                                                                         -----------   -----------
Denominator for diluted earnings per share - adjusted weighted average

   shares and assumed conversions ....................................    24,762,646    25,114,168
                                                                         ===========   ===========
Basic earnings per share .............................................   $      0.10   $      0.02
                                                                         ===========   ===========
Diluted earnings per share ...........................................   $      0.10   $      0.02
                                                                         ===========   ===========

NOTE D - SEGMENT INFORMATION

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

Summarized financial information concerning the operating segments in which the Company operated at July 31, 1999 and 1998, and for each of the quarters then ended is shown in the following table:

                                             THREE MONTHS
                                                ENDED
                                               JULY 31,
                                             AS RESTATED
                                          -----------------
OPERATING SEGMENTS (IN THOUSANDS)          1999      1998
                                          -------   -------
Revenues:

        Professional Services ...         $30,290   $24,868
        Enterprise Solutions ....          13,678     9,736
                                          -------   -------
                                          $43,968   $34,604
                                          =======   =======
Income From Operations: (a)

        Professional Services ...         $ 3,474   $ 3,058
        Enterprise Solutions ....           1,352       738
                                          -------   -------
                                          $ 4,826   $ 3,796
                                          =======   =======

(a) The July 1998 income from operations excludes the nonrecurring charge related to the TVA matter ($1,900,000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On July 3, 2000, the Company announced that it would restate its consolidated financial statements for the years ended April 30, 1999 and 1998, and for each quarter in the nine-month period ended January 31, 2000. The Company's restated consolidated financial statements for these periods contain adjustments that fall into three categories. The first category of adjustments arises from the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees on March 27, 2000, regarding the Company's accounting treatment of certain matters. The findings of the audit committee's investigation indicate that, with respect to fiscal 2000, 1999, and 1998, the Company did not properly (1) accrue bonuses paid to two employees, (2) record revenue from the sale of a partial interest in a computer equipment lease, (3) account for an outsourcing contract assumed as part of an acquisition, (4) record revenue from two sales of residual interests in computer equipment lease schedules, and (5) correct a contractual billing error. The second category of adjustments is the result of the Company's internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. The third category of adjustments consists of adjustments that were initially identified during the audits of the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The Company subsequently decided to record these adjustments in fiscal 2000. For further information regarding the background of all the adjustments, see Note B of the Notes to Restated Condensed Consolidated Financial Statements included in Item 1 of Part I of this amendment.

The adjustments contained in the Company's restated consolidated financial statements decrease the Company's previously reported net income by $3.4 million and $1.5 million for the years ended April 30, 1999 and 1998, respectively. The adjustments increase the Company's previously reported net income by $0.2 million, $0.1 million, and $0.4 million for the quarters ended July 31, 1999, October 31, 1999, and January 31, 2000, respectively. The adjustments decrease the Company's previously reported total assets by $0.9 million as of April 30, 1999, and increase its previously reported total assets by $1.4 million as of April 30,1998. The adjustments decrease the Company's previously reported total assets by $2.2 million as of July 31, 1999, $2.4 million as of October 31, 1999, and $2.4 million as of January 31, 2000. For additional information concerning the impact of the adjustments on the Company's financial results, see the Company's unaudited restated condensed consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Items 1 and 2, respectively, of Part I of this amendment.

Management believes that it has made all the adjustments considered necessary as a result of the audit committee's investigation. Management further believes that the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, and for each quarter in the nine-month period ended January 31, 2000, as restated, include all adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods.

RESULTS OF OPERATIONS

Revenue increased from $34.6 million for the quarter ended July 31, 1998, to $44.0 million for the quarter ended July 31, 1999, an increase of approximately 27.2%. The increase was attributable primarily to the expansion of the Company's client base and increases in enterprise solution services and professional staffing services provided to existing clients.

Gross profit increased from $10.7 million for the first quarter of fiscal 1999 to $13.5 million for the first quarter of fiscal 2000, an increase of approximately 26.2%. The increase was primarily attributable to the increase in revenue over the prior periods. Gross profit margin for the quarter decreased from 30.8% to 30.7%, primarily because of a decrease in the number of billable days for the first quarter of fiscal 2000.

Selling, general and administrative expenses increased from $6.9 million in the first quarter of fiscal 1999 to $8.7 million in first quarter of fiscal 2000, an increase of 26.1%. As a percent of revenue, selling, general and administrative expenses decreased from 19.8% in the first quarter of fiscal 1999 to 19.7% for the first quarter of fiscal 2000. The increase in the dollar amount spent is primarily attributable to the increase in staffing as a result of the Company's building infrastructure for regional business units becoming fully operational and the start-up costs associated with the e-solutions product line. In the first quarter of fiscal 1999, the Company provided for an accrual of $1,900,000, which is reflected separately on the income statement, in connection with the settlement of the TVA billing matter as discussed herein

Net interest expense increased from $0.6 million in the first quarter of fiscal 1999 to $0.8 million in the first quarter of fiscal 2000. The increase was primarily due to financing the acquisition of substantially all the assets of Global Services, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided by operating activities was approximately $7.4 million and $4.3 million for the first quarters of fiscal 2000 and 1999, respectively. The increase in cash flow was primarily attributable to reduced accounts receivable.

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

At July 31, 1999, the Company had approximately $5.4 million of available cash and $2.0 million available for future borrowing under its credit facility. Primarily as a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company believes that its cash flows from operations and borrowings under its credit facility will be sufficient to meet the Company's needs for at least the next twelve months.

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

In May 1999, the Company used a short-term loan of $7 million from this commercial bank to fund the acquisition of substantially all the assets of Global Services, Inc. This term loan was retired in May 2000.

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

FORWARD-LOOKING STATEMENTS

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (A)  Exhibits

              The exhibits listed in the Exhibit Index below are filed as part of this amendment.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCB COMPUTER TECHNOLOGY, INC.



Date: July 25, 2000                 By: /s/ Michael J. Boling
                                        ----------------------------------------
                                        Michael J. Boling
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
------                    ----------------------

27.1 Financial Data Schedule - For The Three-Month Period Ended July 31, 1999 (As Restated)
27.2 Financial Data Schedule - For The Three-Month Period Ended July 31, 1998 (As Restated)