Form 10-Q/A
period 1999-10-31
SCB COMPUTER TECHNOLOGY INC
filed 2000-07-26
CIK 1005268

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          SCB COMPUTER TECHNOLOGY, INC.
                 RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                OCTOBER 31, 1999    APRIL 30, 1999
                                                                ----------------    --------------
                                     ASSETS

Current assets:
   Cash and cash equivalents .............................      $   1,912,788       $   5,318,259
   Accounts receivable ...................................         36,089,660          34,114,897
   Other current assets ..................................         10,428,928           9,950,319
                                                                -------------       -------------
      Total current assets ...............................         48,431,376          49,383,475
   Investment in direct financing leases .................         12,994,412          16,854,185
   Equipment under operating leases (net) ................          8,542,622           5,983,135
Fixed assets:
   Buildings .............................................          1,348,293           1,348,293
   Furniture, fixtures and equipment .....................         33,509,283          29,675,296
   Accumulated depreciation ..............................        (10,518,340)         (6,753,640)
                                                                -------------       -------------
                                                                   24,339,236          24,269,949
   Land ..................................................            209,912             209,912
                                                                -------------       -------------
                                                                   24,549,148          24,479,861
Goodwill (net) ...........................................         47,586,232          44,920,437
Other ....................................................          2,352,867           4,292,769
                                                                -------------       -------------
      Total assets .......................................      $ 144,456,657       $ 145,913,862
                                                                =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade ................................      $   4,042,343       $   6,845,308
   Accrued expenses ......................................          8,336,626           9,969,615
   Short term loan .......................................          7,000,000                   0
   Current portion of long term debt .....................         15,764,289          15,307,385
   Current portion - nonrecourse debt ....................          1,000,000                   0
   Deferred revenue ......................................          1,243,262           1,244,623
                                                                -------------       -------------
      Total current liabilities ..........................         37,386,520          33,366,931
Long term debt ...........................................         28,893,503          33,754,628
Notes payable-nonrecourse ................................         16,499,559          17,830,281
Other long term liabilities ..............................          3,250,679           6,408,489
Shareholders' equity .....................................         58,426,396          54,553,533
                                                                -------------       -------------
      Total liabilities and shareholders' equity .........      $ 144,456,657       $ 145,913,862
                                                                =============       =============



See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
              RESTATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS                      SIX MONTHS
                                                      ENDED                            ENDED
                                                    OCTOBER 31,                      OCTOBER 31,
                                                    -----------                      -----------
                                               1999            1998             1999             1998
                                               ----            ----             ----             ----

Revenue .............................      $43,325,671      $38,917,885      $87,293,701      $73,521,569
Cost of services ....................       30,488,990       26,790,465       60,951,915       50,732,974
                                           -----------      -----------      -----------      -----------
Gross profit ........................       12,836,681       12,127,420       26,341,786       22,788,595
Selling, general and administrative
  expenses ..........................        9,381,072        7,201,242       18,059,900       14,066,622
TVA settlement and severance payments               --          800,000               --        2,700,000
                                           -----------      -----------      -----------      -----------
Income from operations ..............        3,455,609        4,126,178        8,281,886        6,021,973
Net interest expense ................          987,899          882,437        1,832,688        1,509,009
                                           -----------      -----------      -----------      -----------
Income before income taxes ..........        2,467,710        3,243,741        6,449,198        4,512,964
Income tax expense ..................          985,528        1,258,580        2,580,991        2,125,962
                                           ===========      ===========      ===========      ===========
Net income ..........................      $ 1,482,182      $ 1,985,161      $ 3,868,207      $ 2,387,002
                                           ===========      ===========      ===========      ===========
Net income per share - basic ........      $      0.06      $      0.08      $      0.16      $      0.10
                                           ===========      ===========      ===========      ===========
Net income per share - diluted ......      $      0.06      $      0.08      $      0.16      $      0.10
                                           ===========      ===========      ===========      ===========
Weighted average number of common
  shares - basic ....................       24,711,924       24,671,661       24,711,924       24,668,490
                                           ===========      ===========      ===========      ===========
Weighted average number of common
  shares - diluted ..................       24,711,924       24,884,604       24,737,285       24,979,386
                                           ===========      ===========      ===========      ===========




See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  SIX MONTHS
                                                                    ENDED
                                                                  OCTOBER 31,
                                                                  -----------
                                                            1999               1998
                                                            ----               ----
OPERATING ACTIVITIES
   Net Income ....................................     $  3,868,207       $  2,387,002
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Provision for bad debts .......................               --            210,000
   Depreciation included in cost of services .....        2,192,007          1,874,094
   Depreciation included in SG&A .................          682,517            567,424
   Amortization and other ........................        1,160,744            776,753
   Deferred income taxes .........................       (1,466,256)          (638,572)
   (Increase) decrease in:
      Accounts receivable ........................       (2,450,754)       (10,850,848)
      Other assets ...............................        1,440,097           (208,976)
      Net investment in direct financing
        lease activity ...........................        3,859,773          2,896,632
   Increase (decrease) in:
      Accounts payable ...........................       (1,002,965)         1,897,028
      Accrued expenses and other .................       (2,961,567)         2,662,827
      Accrued TVA settlement .....................         (472,783)         1,759,236
                                                       ------------       ------------
Total adjustments ................................          980,813            945,598
                                                       ------------       ------------
Net cash provided by operating activities ........        4,849,020          3,332,600
                                                       ------------       ------------

INVESTING ACTIVITIES
   Purchases of fixed assets .....................       (4,872,459)       (19,859,588)
   Additional purchase price of subsidiaries .....               --         (7,127,437)
   Acquisition of business .......................       (4,013,549)                --
                                                       ------------       ------------
   Net cash used in investing activities .........       (8,886,008)       (26,987,025)
                                                       ------------       ------------
FINANCING ACTIVITIES
   Borrowings on long-term debt ..................               --         15,000,000
   Payments on long-term debt ....................       (3,738,236)        (4,146,570)
   Payments on non-recourse debt .................         (469,859)          (242,136)
   Net borrowings (repayments) under
      line of credit .............................       (1,551,000)        10,356,333
   Short-term loan ...............................        7,000,000                 --
   Other .........................................         (609,388)            90,856
                                                       ------------       ------------
   Net cash provided by financing activities .....          631,517         21,058,483
                                                       ------------      -------------
Net increase in cash .............................       (3,405,471)        (2,595,942)
Cash at beginning of period ......................        5,318,259          2,983,372
                                                       ------------       ------------
Cash at end of period ............................     $  1,912,788       $    387,430
                                                       ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   Interest paid .................................     $  1,866,220       $  2,079,953
   Income taxes paid .............................     $  1,673,918       $  2,436,644




See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
    NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                OCTOBER 31, 1999

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited restated condensed consolidated financial statements of SCB Computer Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist of normal recurring adjustments, with the exception of those adjustments described in Note B) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A No. 2 for the fiscal year ended April 30, 1999, filed with the Securities and Exchange Commission.

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


                                                                             2000
                              -------------------------------------------------------------------------------------------
                                QUARTER ENDED     QUARTER ENDED     SIX MONTHS ENDED    QUARTER ENDED   NINE MONTHS ENDED
                                JULY 31, 1999    OCTOBER 31, 1999   OCTOBER 31, 1999  JANUARY 31, 2000  JANUARY 31, 2000
                                -------------    ----------------   ----------------  ----------------  ----------------
Revenue:
  Client services agreement      $   202,806        $   202,806       $    405,612      $   202,806      $    608,418
  Direct financing leases            110,623            102,703            213,326           94,432           307,758
  Revenue recognition               (613,691)           206,995           (406,696)              --          (406,696)
                                 -----------        -----------       ------------      -----------      ------------
  (Decrease) increase            $  (300,262)       $   512,504       $    212,242      $   297,238      $    509,480
                                 ===========        ===========       ============      ===========      ============

Direct Expense:
  Client service agreement       $   101,329        $    34,917       $    136,246      $    34,917      $    171,163
  Direct financing leases            (10,413)           (10,413)           (20,826)         (10,413)          (31,239)
  Revenue recognition               (211,713)                --           (211,713)              --          (211,713)
  Other                              114,225            172,659            286,884           58,868           345,752
  Prior unrecorded audit
          adjustments               (226,000)                --           (226,000)              --          (226,000)
                                 -----------        -----------       ------------      -----------      ------------
  (Decrease) increase            $  (232,572)       $   197,163       $    (35,409)     $    83,372      $     47,963
                                 ===========        ===========       ============      ===========      ============
SG&A Expense:
  Residual interest in
        remarketed leases        $   143,954        $   143,954       $    287,908      $   143,953      $    431,861
  Revenue recognition                (60,292)          (101,718)          (162,010)        (263,968)         (425,978)
  Other                                   --            128,000            128,000         (249,000)         (121,000)
  Other accrued expenses            (155,567)           (15,567)          (171,134)         (15,567)         (186,701)
  Other accrued expenses            (323,328)                --           (323,328)              --          (323,328)
  Prior unrecorded audit
          adjustments                 16,625             16,625             33,250          (89,250)          (56,000)
                                 -----------         ----------       ------------      -----------      ------------
    (Decrease) increase          $  (378,608)        $  171,294       $   (207,314)     $  (473,832)     $   (681,146)
                                 ===========         ==========       ============      ===========      ============

                                                                            1999
                                 ---------------------------------------------------------------------------------------------
                                 QUARTER ENDED    QUARTER ENDED      SIX MONTHS ENDED     QUARTER ENDED      NINE MONTHS ENDED
                                 JULY 31, 1998   OCTOBER 31, 1998    OCTOBER 31, 1998    JANUARY 31, 1999     JANUARY 31, 1999
                                 -------------   ----------------    ----------------    ----------------     ----------------

Revenue:
  Client services agreement        $  32,367         $ 173,691         $   206,058         $   183,396         $   389,454
  Residual interest in
        remarketed leases                 --                --                  --          (1,650,000)         (1,650,000)
  Direct financing leases           (650,563)         (299,719)           (950,282)            123,568            (826,714)
  Revenue recognition               (171,117)          370,846             199,729            (216,138)            (16,409)
  Other                             (230,613)         (397,558)           (628,171)           (317,839)           (946,010)
  Prior unrecorded audit
          adjustments                135,000          (210,000)            (75,000)                 --             (75,000)
                                   ---------         ---------         -----------         -----------         -----------
  (Decrease) increase              $(884,926)        $(362,740)        $(1,247,666)        $(1,877,013)        $(3,124,679)
                                   =========         =========         ===========         ===========         ===========

Direct Expense:
  Client service agreement         $ 113,215         $ 234,153         $   347,368         $   234,153         $   581,521
  Direct financing leases             17,493             8,191              25,684             (10,413)             15,271
  Other                             (230,613)         (397,558)           (628,171)           (317,839)           (946,010)
                                   ---------         ---------         -----------         -----------         -----------
  (Decrease) increase              $ (99,905)        $(155,214)        $  (255,119)        $   (94,099)        $  (349,218)
                                   =========         =========         ===========         ===========         ===========

SG&A Expense:
  Other accrued expenses           $  22,398         $  51,614         $    74,012         $    51,613         $   125,625
  Prior unrecorded audit
          adjustments                 16,625            16,625              33,250              16,625              49,875
                                   ---------         ---------         -----------         -----------         -----------
  (Decrease) increase              $  39,023         $  68,239         $   107,262         $    68,238         $   175,500
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

NOTE C - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate net income per share in the condensed consolidated statements of income:

                                                         THREE MONTHS                  SIX MONTHS
                                                            ENDED                        ENDED
                                                          OCTOBER 31,                  OCTOBER 31,
                                                          -----------                  -----------
                                                     1999           1998           1999         1998
                                                     ----           ----           ----         ----

Net income...................................   $   1,482,182   $  1,985,161  $  3,868,207  $  2,387,002
                                                =============   ============  ============  ============
Denominator for basic earnings per
  share - weighted average shares............      24,711,924     24,671,661    24,711,924    24,668,490
                                                =============   ============  ============  ============
Effect of dilutive securities-stock
  options....................................              --        212,943        25,361       310,896
                                                -------------   ------------  ------------  ------------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions.............      24,711,924     24,884,604    24,737,285    24,979,386
                                                =============   ============  ============  ============
Basic earnings per share.....................   $        0.06   $       0.08  $       0.16  $       0.10
                                                =============   ============  ============  ============
Diluted earnings per share...................   $        0.06   $       0.08  $       0.16  $       0.10
                                                =============   ============  ============  ============


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

Summarized financial information concerning the operating segments in which the Company operated at October 31, 1999 and 1998, and for each of the quarters and six month periods then ended is shown in the following table:


                                                   THREE MONTHS         SIX MONTHS
                                                     ENDED                ENDED
                                                   OCTOBER 31,          OCTOBER 31,
                                                   -----------          -----------
OPERATING SEGMENTS (IN THOUSANDS)               1999        1998      1999      1998
                                                ----        ----      ----      ----
Revenues:
  Professional Services....................  $  28,466   $ 28,519  $  58,756  $ 53,387
  Enterprise Solutions.....................     14,860     10,399     28,538    20,135
                                             ---------   --------  ---------  --------
                                             $  43,326   $ 38,918  $  87,294  $ 73,522
                                             =========   ========  =========  ========
Income From Operations: (a)
  Professional Services....................  $   1,950   $  3,575  $   5,497  $  6,632
  Enterprise Solutions.....................      1,506      1,351      2,784     2,090
                                             ---------   --------  ---------  --------
                                             $   3,456   $  4,926  $   8,281  $  8,722
                                             =========   ========  =========  ========


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

RESULTS OF OPERATIONS

Revenue increased from $38.9 million for the quarter ended October 31, 1998, to $43.3 million for the quarter ended October 31, 1999, an increase of 11.3%. Revenue increased from $73.5 million for the first six months of fiscal 1999 to $87.3 million for the comparable period for fiscal 2000, an increase of 18.8%. The increase was attributable primarily to the expansion of the Company's client base and increases in enterprise solution services.

Gross profit increased from $12.1 million for the second quarter of fiscal 1999 to $12.8 million for the second quarter of fiscal 2000, an increase of 5.8%. Gross profit increased from $22.8 million for the first six months of fiscal 1999 to $26.3 million for the comparable period for fiscal 2000, an increase of approximately 15.4%. The increase was primarily attributable to the increase in revenue over the prior periods. Gross profit margin for the quarter decreased from 31.2% to

29.6%, and gross profit margin for the comparable six month periods also decreased from 31% to 30.2%, primarily because of the completion of Year 2000 projects.

Selling, general and administrative expenses increased from $7.2 million in the second quarter of fiscal 1999 to $9.4 million in second quarter of fiscal 2000, an increase of 30.6%. Selling, general and administrative expenses increased from $14.1 million for the first six months of fiscal 1999 to $18.1 million for the comparable period for fiscal 2000, an increase of 28.4%. As a percent of revenue, selling, general and administrative expenses increased from 18.5% in the second quarter of fiscal 1999 to 21.7% for the first quarter of fiscal 2000, and increased from 19.1% to 20.7% for the comparable six month periods then ended. The increase in the dollar amount spent and as a percent of revenue is primarily attributable to the increase in staffing as a result of the Company's building infrastructure for regional business units and the start-up costs associated with the e-solutions product line. In the first quarter of fiscal 1999, the Company provided for an accrual of $1,900,000, in connection with the settlement of the TVA billing matter as discussed herein.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided by operating activities was approximately $4.8 million and $3.3 million for the first six months of fiscal 2000 and 1999, respectively. The increase in cash flow was primarily attributable to a better turn on accounts receivable.

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

At October 31, 1999, the Company had approximately $1.9 million of available cash and $0.2 million available for future borrowing under its credit facility. Primarily as a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company believes that its cash flows from operations and borrowings under its credit facility will be sufficient to meet the Company's needs for at least the next twelve months.

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


                                            SCB COMPUTER TECHNOLOGY, INC.


Date: July 25, 2000                         By: /s/ Michael J. Boling
                                                --------------------------------
                                                Michael J. Boling
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------
 27.1   Financial Data Schedule - For The Six-Month Period Ended October 31,
        1999 (As Restated)
 27.2   Financial Data Schedule - For The Six-Month Period Ended October 31,
        1998 (As Restated)