Form 10-Q/A
period 2000-01-31
SCB COMPUTER TECHNOLOGY INC
filed 2000-07-26
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-Q/ A NO. 1

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

                          SCB COMPUTER TECHNOLOGY, INC.
                 RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       January 31,      April 30,
                                                          2000             1999
                                                     -------------    -------------
                                     ASSETS

Current assets:
   Cash and cash equivalents .....................   $   1,497,382    $   5,318,259
   Accounts receivable ...........................      30,188,156       34,114,897
   Other current assets ..........................      12,194,930        9,950,319
                                                     -------------    -------------
      Total current assets .......................      43,880,468       49,383,475
   Investment in direct financing leases .........      12,993,238       16,854,185
   Equipment under operating leases (net) ........       8,107,067        5,983,135
Fixed assets:

   Buildings .....................................         992,427        1,348,293
   Furniture, fixtures and equipment .............      34,166,781       29,675,296
   Accumulated depreciation ......................     (11,990,027)      (6,753,640)
                                                     -------------    -------------
                                                        23,169,181       24,269,949
   Land ..........................................         209,912          209,912
                                                     -------------    -------------
                                                        23,379,093       24,479,861
Goodwill (net) ...................................      46,991,287       44,920,437
Other ............................................       2,049,767        4,292,769
                                                     -------------    -------------
        Total assets .............................   $ 137,400,920    $ 145,913,862
                                                     =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade ........................   $   3,925,697    $   6,845,308
   Accrued expenses ..............................       6,949,531        9,969,615
   Notes payable .................................      11,974,289                0
   Current portion of long term debt .............      10,790,000       15,307,385
   Current portion - nonrecourse debt ............         808,035                0
   Deferred revenue ..............................       1,313,775        1,244,623
                                                     -------------    -------------
        Total current liabilities ................      35,761,327       33,366,931
Long term debt ...................................      27,422,219       33,754,628
Notes payable-nonrecourse ........................      15,479,501       17,830,281
Other long term liabilities ......................       3,852,966        6,408,489
Shareholders' equity .............................      54,884,907       54,553,533
                                                     -------------    -------------
        Total liabilities and shareholders' equity   $ 137,400,920    $ 145,913,862
                                                     =============    =============

See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.
            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS                    NINE MONTHS
                                                        ENDED                          ENDED
                                                     JANUARY 31,                    JANUARY 31,
                                            ----------------------------    ----------------------------
                                                2000            1999            2000            1999
                                            ------------    ------------    ------------   -------------
Revenue .................................   $ 37,156,545    $ 36,742,437    $124,441,074   $ 110,264,006
Cost of services ........................     30,337,519      26,450,547      91,234,919      78,901,928
Increase in provision for contract losses        848,751              --         848,751              --
                                            ------------    ------------    ------------   -------------
Gross profit ............................      5,970,275      10,291,890      32,357,404      31,362,078
Selling, general and administrative
   expenses .............................     10,945,197       7,464,260      29,054,683      19,556,255
TVA settlement and severance payments ...             --              --              --       2,700,000
                                            ------------    ------------    ------------   -------------
Income (loss) from operations ...........     (4,974,922)      2,827,630       3,302,721       9,105,823
Interest expense, net ...................      1,020,601         601,138       2,886,821       1,739,229
Other income (expense) ..................        147,117        (440,265)        180,929      (1,067,404)
                                            ------------    ------------    ------------   -------------
Income (loss) before income taxes .......     (5,848,406)      1,786,227         596,829       6,299,190
Income tax expense (benefit) ............     (2,306,921)        639,743         274,065       2,766,005
                                            ------------    ------------    ------------   -------------
Net income (loss) .......................   $ (3,541,485)   $  1,146,484    $    322,764   $   3,533,185
                                            ============    ============    ============   =============
Net income (loss) per share - basic .....   $      (0.14)   $       0.05    $       0.01   $        0.14
                                            ============    ============    ============   =============
Net income (loss) per share - diluted ...   $      (0.14)   $       0.05    $       0.01   $        0.14
                                            ============    ============    ============   =============
Weighted average number of common
   shares - basic .......................     24,711,924      24,683,382      24,711,807      24,672,397
                                            ============    ============    ============   =============
Weighted average number of common
   shares - diluted .....................     24,711,924      24,918,710      24,711,807      24,953,534
                                            ============    ============    ============   =============

See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.

            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   NINE MONTHS
                                                                      ENDED
                                                                   JANUARY 31,
                                                              2000            1999
                                                          ------------    ------------
OPERATING ACTIVITIES
   Net income (loss) ..................................   $    322,764    $  3,533,185
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Provision for bad debts ............................       (249,000)        210,000
   Depreciation included in cost of services ..........      3,845,580       3,180,043
   Depreciation included in SG&A ......................      1,232,576         725,563
   Amortization and other .............................      1,781,991       1,175,385
   Deferred income taxes ..............................     (1,250,256)        (79,797)
   Changes in operating assets and liabilities:
      Accounts receivable .............................      4,175,741      (9,551,055)
      Other assets and liabilities ....................      2,302,938      (4,099,448)
      Net investment in direct financing lease activity      3,860,947       4,031,579
      Accounts payable ................................     (2,919,611)       (170,284)
      Accrued expenses and other ......................     (3,631,005)      2,825,666
      Accrued TVA settlement ..........................     (1,658,516)      1,719,077
                                                          ------------    ------------
   Net cash provided by operating activities ..........      7,814,149       3,499,914
                                                          ------------    ------------
INVESTING ACTIVITIES
   Purchases of fixed assets ..........................     (6,851,320)    (17,440,516)
   Additional purchase price of subsidiaries ..........             --      (6,334,886)
   Acquisition of business ............................     (4,013,549)             --
                                                          ------------    ------------
   Net cash used in investing activities ..............    (10,864,869)    (23,775,402)
                                                          ------------    ------------
FINANCING ACTIVITIES
   Borrowings on long-term debt .......................             --      17,500,000
   Payments on long-term debt .........................     (3,184,604)     (3,925,027)
   Proceeds of non-recourse debt ......................      2,945,000       3,000,000
   Payments on non-recourse debt ......................     (4,487,745)     (5,213,043)
   Net borrowings (repayments) under line of credit ...     (2,644,032)      8,016,333
   Options exercised ..................................             --         394,341
   Short-term loan ....................................      7,000,000              --
   Other ..............................................       (398,776)       (405,645)
                                                          ------------    ------------
   Net cash provided by (used in) financing activities        (770,157)     19,366,959
                                                          ------------    ------------
Net decrease in cash ..................................     (3,820,877)       (908,529)
Cash at beginning of period ...........................      5,318,259       2,983,372
                                                          ------------    ------------
Cash at end of period .................................   $  1,497,382    $  2,074,843
                                                          ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW

   Interest paid ......................................   $  5,104,893    $  3,457,535
   Income taxes paid ..................................   $  1,673,918    $  3,318,485

See accompanying notes.

                          SCB COMPUTER TECHNOLOGY, INC.

    NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited restated condensed consolidated financial statements of SCB Computer Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments, with the exception of those adjustments described in Notes B and E) considered necessary for the fair presentation of the financial position of the Company as of January 31, 2000, and the results of operations and cash flows for the three and nine month periods ended January 31, 2000 and January 31, 1999. Operating results for the periods ended January 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A No. 2 for the fiscal year ended April 30, 1999, filed with the Securities and Exchange Commission.

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

                                                             2000
                               -------------------------------------------------------------------
                               QUARTER      QUARTER      SIX MONTHS      QUARTER      NINE MONTHS
                                ENDED        ENDED          ENDED         ENDED          ENDED
                               JULY 31,   OCTOBER 31,    OCTOBER 31,    JANUARY 31,    JANUARY 31,
                                 1999        1999           1999           2000           2000
                              ---------    ---------    -----------    -----------    -----------
Revenue:
  Client services agreement   $ 202,806    $ 202,806    $   405,612    $   202,806    $   608,418
  Direct financing leases..     110,623      102,703        213,326         94,432        307,758
  Revenue recognition .....    (613,691)     206,995       (406,696)            --       (406,696)
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase .....   $(300,262)   $ 512,504    $   212,242    $   297,238    $   509,480
                              =========    =========    ===========    ===========    ===========
Direct Expense:
  Client service agreement    $ 101,329    $  34,917    $   136,246    $    34,917    $   171,163
  Direct financing leases..     (10,413)     (10,413)       (20,826)       (10,413)       (31,239)
  Revenue recognition .....    (211,713)          --       (211,713)            --       (211,713)
  Other ...................     114,225      172,659        286,884         58,868        345,752
  Prior unrecorded audit
          adjustments .....    (226,000)          --       (226,000)            --       (226,000)
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase .....   $(232,572)   $ 197,163    $   (35,409)   $    83,372    $    47,963
                              =========    =========    ===========    ===========    ===========
SG&A Expense:
  Residual interest in
        remarketed leases..   $ 143,954    $ 143,954    $   287,908    $   143,953    $   431,861
  Revenue recognition .....     (60,292)    (101,718)      (162,010)      (263,968)      (425,978)
  Other ...................          --      128,000        128,000       (249,000)      (121,000)
  Other accrued expenses ..    (155,567)     (15,567)      (171,134)       (15,567)      (186,701)
  Other accrued expenses ..    (323,328)          --       (323,328)            --       (323,328)
  Prior unrecorded audit
          adjustments .....      16,625       16,625         33,250        (89,250)       (56,000)
                              ---------    ---------    -----------    -----------    -----------
    (Decrease) increase ...   $(378,608)   $ 171,294    $  (207,314)   $  (473,832)   $  (681,146)
                              =========    =========    ===========    ===========    ===========

                                                             1999
                               -------------------------------------------------------------------
                               QUARTER      QUARTER      SIX MONTHS      QUARTER      NINE MONTHS
                                ENDED        ENDED          ENDED         ENDED          ENDED
                               JULY 31,   OCTOBER 31,    OCTOBER 31,    JANUARY 31,    JANUARY 31,
                                 1998        1998           1998           1999           1999
                              ---------    ---------    -----------    -----------    -----------
Revenue:
  Client services agreement   $  32,367    $ 173,691    $   206,058    $   183,396    $   389,454
  Residual interest in
        remarketed leases..          --           --             --     (1,650,000)    (1,650,000)
  Direct financing leases..    (650,563)    (299,719)      (950,282)       123,568       (826,714)
  Revenue recognition .....    (171,117)     370,846        199,729       (216,138)       (16,409)
  Other ...................    (230,613)    (397,558)      (628,171)      (317,839)      (946,010)
  Prior unrecorded audit
          adjustments .....     135,000     (210,000)       (75,000)            --        (75,000)
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase .....   $(884,926)   $(362,740)   $(1,247,666)   $(1,877,013)   $(3,124,679)
                              =========    =========    ===========    ===========    ===========
Direct Expense:
  Client service agreement    $ 113,215    $ 234,153    $   347,368    $   234,153    $   581,521
  Direct financing leases..      17,493        8,191         25,684        (10,413)        15,271
  Other....................    (230,613)    (397,558)      (628,171)      (317,839)      (946,010)
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase .....   $ (99,905)   $(155,214)   $  (255,119)   $   (94,099)   $  (349,218)
                              =========    =========    ===========    ===========    ===========
SG&A Expense:
  Other accrued expenses ..   $  22,398    $  51,614    $    74,012    $    51,613    $   125,625
  Prior unrecorded audit
          adjustments .....      16,625       16,625         33,250         16,625         49,875
                              ---------    ---------    -----------    -----------    -----------
  (Decrease) increase .....   $  39,023    $  68,239    $   107,262    $    68,238    $   175,500
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

NOTE C - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate net income (loss) per share in the condensed consolidated statements of operations:

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               JANUARY 31,                  JANUARY 31,
                                        --------------------------   -------------------------
                                           2000           1999          2000          1999
                                        -----------    -----------   -----------   -----------
Net income (loss) ...................   $(3,541,485)   $ 1,146,484   $   322,764   $ 3,533,185
                                        ===========    ===========   ===========   ===========
Denominator for basic earnings per
   share - weighted average shares ..    24,711,924     24,683,382    24,711,807    24,672,397
                                        ===========    ===========   ===========   ===========
Assumed exercise of stock options ...            --        235,328            --       281,137
                                        -----------    -----------   -----------   -----------
Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions ...    24,711,924     24,918,710    24,711,807    24,953,534
                                        ===========    ===========   ===========   ===========
Net income (loss) per share - basic..   $     (0.14)   $      0.05   $      0.01   $      0.14
                                        ===========    ===========   ===========   ===========
Net income (loss) per share - diluted   $     (0.14)   $      0.05   $      0.01   $      0.14
                                        ===========    ===========   ===========   ===========

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

Summarized financial information concerning the operating segments in which the Company operated at January 31, 2000 and 1999, and for each of the three and nine month periods then ended is shown in the following table:

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                        JANUARY 31,               JANUARY 31,
                                    ---------------------    ----------------------
OPERATING SEGMENTS (IN THOUSANDS)     2000         1999         2000         1999
                                    --------    ---------    ---------    ---------
Revenues:
Professional Services ...........   $ 25,458    $  27,127    $  84,204    $  80,514
Enterprise Solutions ............     11,699        9,615       40,237       29,750
                                    --------    ---------    ---------    ---------
                                    $ 37,157    $  36,742    $ 124,441    $ 110,264
                                    ========    =========    =========    =========
Income (loss) from operations:(a)
Professional Services ...........   $    950    $   4,212    $   9,102    $  10,844
Enterprise Solutions ............     (1,643)       1,165        2,476        3,255
                                    --------    ---------    ---------    ---------
                                        (693)       5,377       11,578       14,099
Corporate .......................     (4,282)      (2,549)      (8,275)      (2,293)
                                    --------    ---------    ---------    ---------
                                    $ (4,975)   $   2,828    $   3,303    $  11,806
                                    ========    =========    =========    =========

(a) The income from operations for the nine months ended January 31, 1999 excludes both the nonrecurring charge related to the settlement of the TVA matter ($1,900,000) and the one-time severance expense ($800,000) paid to a former officer of the company.

NOTE E - UNUSUAL CHARGES

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

NOTE F - SUBSEQUENT EVENT

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

RESULTS OF OPERATIONS

Revenue increased from $36.7 million for the quarter ended January 31, 1999, to $37.2 million for the quarter ended January 31, 2000, an increase of approximately 1.4%. Revenue increased from $110.2 million for the first nine months of fiscal 1999 to $124.4 million for the comparable period for fiscal 2000, an increase of approximately 12.9% attributable primarily to the expansion of the Company's client base and increases in enterprise solution services.

Gross profit decreased from $10.3 million for the third quarter of fiscal 1999 to $6.0 million for the third quarter of fiscal 2000, a decrease of approximately 41.7%. Gross profit increased from $31.4 million for the first nine months of fiscal 1999 to $32.4 million for the comparable period for fiscal 2000, an increase of approximately 3.2%. Gross profit margin for the quarter decreased from 28% to 16.1%, and gross profit margin for the comparable nine month periods decreased from 28.4% to 26%, due primarily to lower utilization.

Selling, general and administrative expenses increased from $7.5 million in the third quarter of fiscal 1999 to $10.9 million in third quarter of fiscal 2000, an increase of 45.3%. Selling, general and administrative expenses increased from $19.6 million for the first nine months of fiscal 1999 to $29.1 million for the comparable period for fiscal 2000, an increase of approximately 48.5%. As a percent of revenue, selling, general and administrative expenses increased from 20.3% in the third quarter of fiscal 1999 to 29.5% for the third quarter of fiscal 2000, and increased from 17.7% to 23.3% for the comparable nine month periods then ended. The increase in selling, general and administrative expense is the result of an increase in staffing from the Company's planned enhancement of the infrastructure in the regional business units, the start-up costs associated with the e-solutions product line and approximately $2.0 million in charges that were recorded during the third fiscal quarter of 2000. These charges recorded as selling, general and administrative expense included the write-off of software no longer in use, severance and other employee-related costs and an increase in the allowances for direct financing lease losses and doubtful accounts.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided by operating activities was approximately $7.8 million and $3.5 million for the first nine months of fiscal 2000 and 1999, respectively. The increase in cash flow was primarily attributable to improved collections on accounts receivable.

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

At January 31, 2000, the Company had approximately $1.5 million of available cash and $0.1 million available for future borrowing under its credit facility. Primarily as a result of the Company's recent acquisitions, borrowings have become a more significant source of liquidity. The Company believes that its cash flows from operations and borrowings under its credit facility will be sufficient to meet the Company's needs for at least the next twelve months.

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


                                    SCB COMPUTER TECHNOLOGY, INC.



Date: July 25, 2000                 By: /s/ Michael J. Boling
                                        ----------------------------------------
                                        Michael J. Boling
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
------                     ----------------------

27.1 Financial Data Schedule - For The Nine-Month Period January 31, 2000 (As Restated)
27.2 Financial Data Schedule - For The Nine-Month Period January 31, 1999 (As Restated)