Form 10-K
period 2000-04-30
SCB COMPUTER TECHNOLOGY INC
filed 2000-08-14
CIK 1005268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       FOR THE FISCAL YEAR ENDED APRIL 30, 2000

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

                           3800 FOREST HILL-IRENE ROAD
                            MEMPHIS, TENNESSEE 38125
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 754-6577


        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At July 31, 2000, there were 25,045,324 outstanding shares of common stock. At such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing sale price of $2.13 per share as reported on the Nasdaq Stock Market, was approximately $53,346,540.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                PART OF FORM 10-K

           DOCUMENTS INCORPORATED                    INTO WHICH INCORPORATED
           ----------------------                    -----------------------
Certain portions of the Proxy Statement for
the 2000 Annual Meeting of Shareholders              Part III - Items 10-12

                                     PART I

ITEM 1. BUSINESS

GENERAL

      SCB Computer Technology, Inc. (the "Company") is a leading provider of information technology ("IT") management and technical services to commercial enterprises, including a number of Fortune 500 companies, and to state and local governments. The Company's services primarily consist of (1) PROFESSIONAL SERVICES, which includes providing skilled IT staff on an as-needed basis; (2) CONSULTING, which entails evaluation, design and re-engineering of computer systems, management, quality assurance and technical directions for IT projects, network planning and implementation, and functional expertise and training; (3) OUTSOURCING, which involves system development and integration, maintenance, data center management, help desk and technical services; and (4) ENTERPRISE RESOURCE PLANNING ("ERP"), which consists of planning and evaluating, system analysis and administration, implementation and functional support.

      The Company was founded as a partnership in 1976 and was incorporated under the laws of the State of Tennessee in 1984. The Company's principal executive offices are located at 3800 Forest Hill - Irene Road, Memphis, Tennessee 38125, and its telephone number at that address is (901) 754-6577. The Company also can be contacted at the following Internet address:
http://www.scb.com.

ACQUISITIONS

      The Company's revenues have increased significantly over the last five fiscal years, from $56.0 million in fiscal 1996 to $158.0 million in fiscal 2000. Prior to the Company's initial public offering (the "IPO") in February 1996, a substantial majority of the Company's growth was attributable to obtaining new IT clients and providing additional IT services to existing clients. Since the IPO, in addition to continuing to expand its services, expand existing client relationships, and adding new clients, the Company has added revenues through the acquisition of other businesses. Since the IPO, the Company has engaged in the following significant business combinations and acquisitions:

      DELTA SOFTWARE. On September 26, 1996, the Company effected a business combination with Delta Software Systems, Inc. ("Delta"), an IT consulting company and custom software provider. The transaction was accounted for as a pooling of interests. As a result of the merger, all of the outstanding capital stock of Delta was converted into an aggregate of 1,384,608 shares (adjusted to give effect to stock splits) of the Company's common stock.

      TECHNOLOGY MANAGEMENT RESOURCES. On February 28, 1997, the Company acquired substantially all of the assets of Technology Management Resources, Inc. ("TMR"), an IT consulting company, in a transaction accounted for using the purchase method. The purchase price for the assets consisted of $8.5 million in cash, the assumption of certain liabilities (primarily accounts payable), and up to $4 million payable in shares of the Company's common stock contingent on growth in the acquired business' revenues and earnings in the fiscal years ending April 30, 1998, 1999 and 2000. In December 1997, the Company paid TMR's successor $1.2 million in cash in full and final settlement of any additional purchase price payments. On May 2, 2000, the Company sold substantially all the assets, excluding working capital, of the TMR business unit to MAXIMUS, Inc., for $10.0 million in cash.

      PARTNERS GROUP. On June 30, 1997, the Company acquired all of the outstanding capital stock of Partners Resources, Inc. ("PRI"), an IT outsourcing company, and Partners Capital Group, Inc. ("PCG" and collectively with PRI, the "Partners Group"), a computer leasing company, for $16.0 million in cash. In addition, in May 1998 the former shareholders of PRI received earnout consideration based on the net income of PRI for the fiscal year ending December 31, 1997, in the form of 1,580,580 shares of the Company's common stock and approximately $7.1 million in cash, net of approximately $962,000 of the original escrow retained due to PCG's failure to meet certain earnings goals set forth in the acquisition agreement, raising the total purchase price to approximately $37.4 million. The transaction was accounted for under the purchase method.

      PROVEN TECHNOLOGY. On May 1, 1998, the Company effected a business combination with Proven Technology, Inc. ("Proven"), a system integration services company, pursuant to a merger of Proven with and into a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling of interests. As a result of the merger, all of the outstanding capital stock of Proven was converted into an aggregate of 543,722 shares of the Company's common stock.

      GLOBAL SERVICES. On May 20, 1999, the Company acquired substantially all of the assets of Global Services, Inc., a computer hardware re-seller, in a transaction accounted for using the purchase method. The purchase price of the assets included $6.6 million in cash and the assumption of certain liabilities (primarily accounts payable).

     RAO CONSULTING. On March 3, 2000, the Company acquired substantially all the assets of RAO Consulting Incorporated ("RAO"), an ERP consulting company which has an affiliation with a consulting practice in India. The purchase price of approximately $1,500,000 consisted of $300,000 in cash, a $300,000 promissory note (which was placed in escrow), and 333,000 shares of the Company's common stock delivered at the closing. The purchase price also includes a potential earnout payment of 3 times the EBITDA for the RAO business in fiscal 2001 in the event that such EDITDA exceeds $150,000 in that period.

SERVICES

      PROFESSIONAL SERVICES

      The Company provides the services of highly skilled professional IT personnel at clients' facilities on an as-needed basis. These services are provided primarily to clients who desire the flexibility to supplement internal staff with people having particular skill sets or to eliminate the need to recruit, hire and train technical employees whose skills may not be needed between projects. The Company's objectives in providing professional staffing services include developing an understanding of the client's business and IT systems needs and positioning the Company to provide consulting and outsourcing services if the need arises. Professional staffing engagements range from short-term discrete projects to long-term support arrangements.

      CONSULTING

      The objective of the Company's consulting services engagements is to use proven techniques to assist clients in evaluating and redesigning IT operations to achieve improvements in IT cost, quality and efficiency. The Company's consultants frequently employ state-of-the-art information engineering methodologies and processes to assist clients in migrating from centralized, mainframe systems to open, client/server and other network architectures. General IT consulting services typically are designed to evaluate all phases of clients' projects, from front-end needs assessment surveys to detailed design and implementation of appropriate systems. These services include:

- performing an IT "wellness" test on a client's existing IT systems to determine whether the overall management information systems ("MIS") function is performing to optimal management and technical specifications.

- developing an Information Strategy Plan ("ISP") that identifies a client's strategic organizational objectives, recommends an IT infrastructure (either firm-wide or by business unit), and establishes a time-line and prioritizes tasks for accomplishing the ISP.

- forecasting a client's expected returns or cost savings on a particular technology investment.

-     creating IT project specifications that can be submitted for bids.

- designing and implementing hardware, networks, operating systems, and database infrastructures as well as integrating software applications with these infrastructures.

- networking and telecommunications solutions such as network services (LAN / WAN design and engineering), staffing of help desk centers, project management of larger network related projects, remote network monitoring and management, development and implementation of disaster recovery solutions, and training.

      The Company's consulting services are delivered by professionals who are specialists in providing complete systems development lifecycle consulting and who have extensive experience working with relational database, networking, client/server, and related technologies. The Company's consultants also have the business acumen necessary to understand clients' IT systems' support needs.

      The Company's consulting service contracts are typically for short periods of time and specify the discrete tasks to be performed. The Company's consulting fees are negotiated on a case-by-case basis, depend on the size of the project and the skills required, and range from billing at hourly rates to fixed-price engagements.

      OUTSOURCING

      The Company believes that the outsourcing of information systems management and operations is growing rapidly, primarily because outsourcing often allows large organizations to add expertise and improve end-user service in their IT operations at a reduced cost. Because of the emerging hardware and software technologies and the demands by end-users for more memory, speed and flexibility, many large organizations have been forced to selectively deploy their IT assets and personnel. Many of the Company's clients have elected to focus their internal staffs on the emerging technologies and therefore have engaged the Company to maintain and enhance their legacy systems in connection with the development and operation of newer systems. The Company believes that these developments will increase the need to outsource IT services.

      The Company's outsourcing services are designed to support a wide range of legacy and client/server systems and include network design and management, systems support and maintenance, programming and application software development, client/server and other network maintenance, data center management, client staff training, and help desk services. Under the general direction of the client, the Company assumes full and ongoing management and technical responsibility for the installation or operation of a client's systems on a long-term basis, both at the client's business site and at Company sites. Prior to the Partners Group acquisition in 1997, the Company had not assumed asset ownership in connection with its outsourcing services. Since such acquisition, outsourcing services have involved substantial up-front expenditures to purchase IT systems equipment, hire personnel, and operate systems on behalf of certain outsourcing clients.

      Outsourcing contracts tend to be for longer terms and to produce more revenue per contract than consulting or professional staffing contracts. Outsourcing contracts are expressed in terms of fixed prices for defined services or hourly rates. In general, the Company determines its prices based on the salaries and overhead costs of professionals assigned to a project plus a margin designed to cover other expenses and provide a profit. The Company also provides outsourcing services on a fixed-price basis to some clients when the Company has a well-defined understanding of the services to be delivered or extensive knowledge of the client's business.

      ENTERPRISE RESOURCE PLANNING

      Enterprise Resource Planning ("ERP") is the process of integrating a client's software packages into a comprehensive package or system designed to eliminate inefficiencies caused by incompatible packages and systems. The Company's ERP services include planning and evaluation, systems analysis and administration, recommendation of software packages, and implementation and functional support in migrating to a new system. The Company is seeking to capitalize on its ERP services to develop complete enterprise system work with existing clients and to generate additional revenue from new clients.

CLIENTS AND MARKETS

      The Company currently performs services for over 200 clients. The Company's clients represent a diverse group of governmental and commercial enterprises. Most of the Company's clients are large organizations for which the Company delivers services to a number of business units or agencies. The Company also performs services for a number of Fortune 500 companies. Because of its diverse client base, the Company believes that it is not dependent on any single client, industry or market. In fiscal 2000, the Company's top five clients - in terms of revenue to the Company - accounted for approximately 37% of the Company's revenue, and no client accounted for more than 10% of the Company's revenue.

      Generally, the Company's contracts with its top ten clients are, in accordance with industry practice, cancelable on short notice and without penalty (except with respect to the Company's larger outsourcing contracts), provide for monthly payment of fees, and establish other basic terms such as the hourly billing rates for each type of Company professional who performs work pursuant to the contract. Some contracts specifically define the services to be performed pursuant to the contract, while other contracts, particularly professional staffing contracts, merely establish the basic parameters of the work (i.e., the system to be evaluated, designed or maintained) and require that additional work orders be submitted for services to be performed. The Company is the exclusive service provider under certain contracts, while other contracts, particularly professional staffing contracts, specifically allow the client to engage other vendors for the projects covered by the contract.

MARKETING AND SALES

      The Company markets its services through senior management and a sales staff of 40. The Company currently has personnel located at sales offices in 23 cities. Relationships with the Company's larger clients and key government personnel are maintained and fostered by at least one of the Company's executive officers. The Company believes that its senior management's hands-on involvement with major clients is a significant competitive advantage.

      Account managers market the Company's services and serve as the primary contacts in maintaining client relationships. Accordingly, account managers learn the basic aspects of a client's business in order to identify opportunities for providing additional IT services to the client. Account managers are paid a salary plus commissions based on the revenues associated with client relationships under their supervision. In general, account managers are not IT technicians. They are, however, supported by Company technical personnel in their marketing and sales efforts.

EMPLOYEES AND RECRUITING

      The Company currently employs approximately 1,100 persons, consisting of approximately 907 technicians, 40 salespersons, 45 recruiters, 8 executives, and 100 other administrative personnel. The Company believes that there is a continuing shortage in the industry for computer professionals, especially programmers and systems designers. The Company competes for these persons with in-house MIS departments and other computer services firms.

      In general, the Company seeks to hire professionals who have substantial experience either with an in-house MIS department or another IT services firm. The Company recruits worldwide by soliciting resumes generated by advertisements in trade journals and major city newspapers. Employee referrals are another major source of recruiting leads. In addition, the Company's web site on the Internet (www.scb.com) is used for recruiting. Most of the Company's recruiters have technical or IT sales backgrounds and understand the skill sets needed for the project for which they are recruiting.

COMPETITION

      The Company believes that its principal competitors, categorized according to the services performed, are as follows: (1) professional staffing - Computer Task Group, Inc., Computer Horizons Corporation, Keane, Inc., and Metro Information Services, Inc.; (2) consulting, IBM, SHL Systemhouse Inc., Andersen Consulting, Computer Horizons Corporation, and EDS; (3) outsourcing - IBM, EDS, Perot Systems Corporation, Computer Sciences Corporation, Computer Management Sciences, Inc., and

Andersen Consulting; and (4) ERP services - Andersen Consulting, SAP Corp., PricewaterhouseCoopers LLP, Deloitte & Touche LLP, Cap Gemni, and KPMG Peat Marwick LLP.

      The Company believes that the principal competitive factors in the IT services industry are (1) responsiveness to clients' needs and speed in delivering IT solutions; (2) effectiveness of delivered solutions as measured through cost reductions and improvements in price/performance ratios; (3) output per employee as reflected in utilization rates; (4) quality of service; (5) price; and (6) technical expertise. The company believes that its ability to estimate costs accurately, particularly for existing clients, and its lower labor costs, which are a function, in part, of higher than industry average utilization rates, cause it to be a lower cost provider than many of its competitors, which is especially critical in a competitive bid environment. The Company also believes its reputation for delivering services at the agreed price without requesting or requiring additional client funds distinguishes the Company from its competitors.

      The Company also competes for the hiring and retention of management and other professional personnel. See " -- Employees and Recruiting." In connection with professional staffing engagements, particularly in situations where the Company is one of a number of approved vendors, the Company competes to provide services based on the relative qualifications of its personnel.

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

         NAME                  AGE                                     POSITION AND TERM
         ----                  ---                                     -----------------
Ben C. Bryant, Jr.              53          Mr. Bryant is a co-founder of the Company and has been Chairman of the Board since December 1999. He previously served the Company as Vice Chairman of the
                                            Board (1984 - December 1999), Chief Executive Officer (1984 - May 2000),
                                            President (1996 - May 2000), and Treasurer (1984 - May 2000). Mr. Bryant was
                                            a partner in Seltmann, Cobb & Bryant, the Company's predecessor, from its formation in 1976 to 1984. On July 12, 2000, Mr. Bryant resigned as Chairman of the Board of the Company effective as of September 1, 2000.

T. Scott Cobb                   63          Mr. Cobb is a co-founder of the Company and has been Chief Executive Officer since May 2000. He previously served the Company as Chairman of the Board
                                            (1984 - November 1999) and President (1984 - 1996). Mr. Cobb was a partner in
                                            Seltmann, Cobb & Bryant, the Company's predecessor, from its formation in
                                            1976 to 1984. He is the father of Jeffrey S. Cobb.

Michael J. Boling               53          Mr. Boling has been Executive Vice President - Finance and Chief Financial
                                            Officer of the Company since December 1999 and its Treasurer since May 2000.
                                            Prior to joining the Company, he was President and Chief Operating Officer of
                                            TBN of TN, Inc., ("TBN"), a management company that provides information processing services to affiliated companies in the home health care business, from 1998 to September 1999. Mr. Boling was a partner with
                                            PricewaterhouseCoopers LLP and its predecessor, Coopers & Lybrand LLP, from
                                            1991 to 1998. He was an accountant with Ernst & Young LLP and its predecessor, Arthur Young & Company, from 1976 to 1991 and became a partner there in 1982. In July 1999, TBN filed a voluntary petition for reorganization under federal bankruptcy law.

Jeffrey S. Cobb                 38          Mr. Cobb has been President - Professional Services Division of the Company since
                                            December 1999. He previously served the Company as Chief Operating Officer
                                            (1998 - December 1999), Executive Vice President - Operations (1995 - 1998),
                                            Senior Vice President - Operations and Administration (1992 - 1995), Director
                                            of Projects (1990 - 1992), and Director of Recruiting (1989 - 1990). He is
                                            the son of T. Scott Cobb.

Gordon L. Bateman               51          Mr. Bateman has been Chief Administrative Officer of the Company since 1997 and its Secretary since 1996. He previously served the Company as Executive Vice
                                            President - Finance and Administration (1995 - 1997), Chief Financial Officer
                                            (1988 - 1997), and Senior Vice President (1987 - 1995). Mr. Bateman joined the Company in 1984.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      On July 3, 2000, the Company announced that it would restate its consolidated financial statements for the years ended April 30, 1999 and 1998, and for each quarter in the nine-month period ended January 31, 2000. The Company's restated consolidated financial statements for these periods contain adjustments that fall into three categories. The first category of adjustments arises from the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees on March 27, 2000, regarding the Company's accounting treatment of certain matters. The second category of adjustments is the result of the Company's internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. The third category of adjustments consists of adjustments that were initially identified during the audits of the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The Company subsequently decided to record these adjustments in the year ended April 30, 2000. For further information regarding the background of all the adjustments, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

FORWARD-LOOKING STATEMENTS

      Certain matters discussed in this Annual Report on Form 10-K, including the exhibits hereto, may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects", "anticipates", "believes", "hopes", "estimates", "plans" or similar phrasing. Forward-looking statements include statements regarding projected operating revenues and costs, liquidity, capital expenditures, and availability of capital resources. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and the Company's actual performance and results may differ materially due to a number of factors, most of which are beyond the Company's ability to predict or control, including the Company's dependence on key clients; the Company's dependence on the availability, recruitment and retention of qualified IT employees; the Company's dependence on key management personnel; the Company's potential liability to its clients in connection with the provision of IT services; the Company's ability to finance, sustain and manage growth; the Company's ability to integrate acquired businesses; competition; the outcome of litigation involving the Company, particularly the shareholder litigation described in Item 3 of this report; the trading status of the Company's common stock, including the outcome of the Company's appeal of the Nasdaq staff's delisting determination described in Item 5 of this report; and general economic conditions. The Company undertakes no obligation to publicly release any revision to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2. PROPERTIES

      The Company leases its corporate headquarters building (approximately 50,000 square feet) in Memphis, Tennessee, under a lease expiring in June 2009. The Company currently occupies approximately 35,000 square feet of this office space which is located in the Memphis Technology Corridor area. The Company plans to sublease some portion of the building until it is needed by the Company.

      The Company has regional offices in Nashville, Tennessee (approximately 17,000 square feet), Dallas, Texas (approximately 7,500 square feet), Atlanta, Georgia (approximately 3,300 square feet), Long Island, New York (approximately 3,500 square feet), and Phoenix, Arizona (six locations with approximately 47,000 square feet). The Company leases sales offices or has access to office facilities in Montgomery, Alabama; Phoenix, Arizona; Little Rock, Arkansas; Jacksonville and Orlando, Florida; Indianapolis, Indiana; Frankfort, Kentucky; Baton Rouge and New Orleans, Louisiana; Jackson, Mississippi; Kansas City and St. Louis, Missouri; Raleigh, North Carolina; and Austin, Texas.

ITEM 3.  LEGAL PROCEEDINGS

      In April and May 2000, six shareholders of the Company filed separate purported class action lawsuits in the United States District Court for the Western District of Tennessee against the Company and certain of its then directors and officers. In addition to the Company, each lawsuit names Ben C. Bryant, Jr., Gary E. McCarter, T. Scott Cobb, and Michael J. Boling as individual defendants, while one lawsuit also names Jeffrey S. Cobb as an individual defendant. In each case, the plaintiff seeks certification of a plaintiff class consisting of all persons who purchased or otherwise acquired the Company's common stock within a specified prior period, other than the Company's directors and officers and related persons and entities. The suits, which are substantially the same, generally allege that the defendants violated federal securities laws by making false and misleading statements regarding the Company's financial results, which artificially inflated the market price of the Company's common stock and caused the plaintiffs and other class members to purchase the Company's common stock at such inflated prices. The suits seek unspecified monetary damages. On June 1, 2000, the court ordered the consolidation of each lawsuit into a single matter designated as the In re SCB Computer Technology Securities Litigation. The Company is reviewing the litigation and intends to respond in a timely manner. As of the date hereof, the Company is unable to predict the outcome of the litigation and its ultimate effect, if any, on the Company's consolidated financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fiscal quarter ended April 30, 2000.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      The Company's common stock is listed on the Nasdaq National Market and was traded under the ticker symbol "SCBI" until April 14, 2000. There were approximately 3,000 holders of common stock as of July 31, 2000.

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


      The following table sets forth the high and low sales prices per share of common stock during each quarterly period of fiscal 2000 and 1999 as reported by the Nasdaq National Market:

             2000                           High          Low
             ----                          ------       -------
      Fourth Fiscal Quarter                $ 4.03       $  2.13
      Third Fiscal Quarter                   4.00          2.69
      Second Fiscal Quarter                  6.13          2.88
      First Fiscal Quarter                   7.13          4.75

             1999                           High          Low
             ----                          ------       -------
      Fourth Fiscal Quarter                $ 9.50       $  4.56
      Third Fiscal Quarter                  10.13          7.00
      Second Fiscal Quarter                 10.25          6.00
      First Fiscal Quarter                  12.75          9.31

      The Company did not pay any cash dividends on its common stock during fiscal 2000 and 1999. The payment of cash dividends in the future will be at the Board of Directors' discretion and will depend on the Company's earnings, financial condition, capital needs, and other factors deemed pertinent by the Board of Directors, including the limitations on the payment of dividends under state law and the Company's credit arrangements. It is the current intention of the Board of Directors not to pay cash dividends and to retain any earnings to finance the operation and expansion of the Company's business.

      On March 3, 2000, the Company issued 333,000 shares of common stock to RAO Consulting Incorporated ("RAO") as partial consideration for the Company's purchase of substantially all of RAO's assets. The total purchase price paid by the Company for RAO's assets, excluding a potential earnout, was approximately $1,500,000, which, in addition to the shares of common stock, consisted of $300,000 in cash and a $300,000 promissory note payable to RAO. The Company did not register the shares of common stock issued to RAO under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by
Section 4(2) thereof. The transaction did not involve any public offering of common stock, RAO had adequate access to information about the Company by virtue of the transaction, and the Company placed an appropriate legend on the certificate evidencing the shares of common stock issued to RAO.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial information of the Company for the periods and as of the dates indicated. The consolidated financial data are derived from the consolidated financial statements of the Company. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, in Items 7 and 8, respectively, of this report.

          CONSOLIDATED INCOME STATEMENT DATA FOR YEARS ENDED APRIL 30,
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                              2000        1999        1998        1997        1996
                                            --------    --------    --------    --------    --------
Revenue                                     $157,957    $152,016    $105,722    $ 64,064    $ 56,024
Cost of services                             118,917     108,978      74,201      46,586      39,508
                                            --------    --------    --------    --------    --------
Gross profit                                  39,040      43,038      31,521      17,478      16,516
Selling, general and administrative
   expenses                                   48,535      37,641      20,520      10,345      13,345
                                            --------    --------    --------    --------    --------
Income (loss) from operations                 (9,495)      5,397      11,001       7,133       3,171
Other income (expenses), net                  (3,768)     (3,455)     (1,012)        983         (27)
                                            --------    --------    --------    --------    --------
Income (loss) before income taxes            (13,263)      1,942       9,989       8,116       3,144
Provision (benefit) for income taxes          (4,923)        869       3,904       3,053       1,187
                                            --------    --------    --------    --------    --------
Net (loss) income                           $ (8,340)   $  1,073    $  6,085    $  5,063    $  1,957
                                            ========    ========    ========    ========    ========

Net (loss) income per share - basic         $  (0.34)   $   0.04    $   0.27    $   0.23    $   0.11
                                            ========    ========    ========    ========    ========

Net (loss) income per share - diluted       $  (0.34)   $   0.04    $   0.27    $   0.23    $   0.11
                                            ========    ========    ========    ========    ========

Net income                                                                      $  5,063    $  1,957
Pro forma adjustment for income taxes                                                177         162
                                                                                --------    --------
Pro forma net income                                                            $  4,886    $  1,795
                                                                                ========    ========

Pro forma net income per share - basic                                          $   0.22    $   0.10
                                                                                ========    ========

Pro forma net income per share - diluted                                        $   0.22    $   0.10
                                                                                ========    ========

Cash dividends declared per share                 --          --          --          --          --

Weighted average number of common
   shares - basic                             24,763      24,683      22,464      22,432      18,556
                                            ========    ========    ========    ========    ========

Weighted average number of common
   shares assuming conversion - diluted       24,763      24,921      22,756      22,495      18,623
                                            ========    ========    ========    ========    ========


                 CONSOLIDATED BALANCE SHEET DATA AS OF APRIL 30,
                                   (THOUSANDS)

                                              2000        1999        1998       1997         1996
                                            --------    --------    --------    --------    --------
Working capital (deficit)                   $(13,504)   $ 17,699    $ 19,064    $ 20,351    $ 24,643
Total assets                                 140,300     143,631      99,939      35,094      29,272
Long-term debt, less current portion          17,968      44,493      22,782          --          --
Total shareholders' equity                    47,072      54,554      38,374      31,633      26,796

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company derives substantially all of its revenue from providing IT professional staffing, consulting, outsourcing, and ERP services. The increase in revenue from $105.7 million in fiscal 1998 to $158.0 million in fiscal 2000 is a function of three principal factors: (1) an increase in the volume of services provided (as measured by aggregate hours billed); (2) a shift in the mix of services provided from lower rate professional staffing services to higher rate consulting and outsourcing services; and (3) additional revenues attributable to acquired operations. In fiscal 2000, the Company derived less than 4% of its revenue from leasing activity. The change in revenue mix is due to increased emphasis on selling ERP solutions. In general, the Company recognizes revenue as services are performed. The Company's third fiscal quarter (ending January 31), in which the number of holidays and employee vacation days reduces the Company's employee billable hours, generally reflects lower revenue and profitability in comparison to the other three fiscal quarters.

         The Company has historically derived a significant portion of its revenue from a relatively limited number of clients. The Company currently performs services for over 200 clients consisting of state and local governments, Fortune 500 companies, and other large organizations. For the fiscal years ended April 30, 2000, 1999, and 1998, approximately 38%, 42%, and 39%, respectively, of the Company's revenue was attributable to governmental and quasi-governmental entities (such as public utilities), with the balance attributable to commercial enterprises. For the fiscal years ended April 30, 2000, 1999, and 1998, the Company's top five clients (in terms of revenue to the Company) accounted for approximately 37%, 36%, and 35% of the Company's revenue, respectively. From time to time the Company has substantial accounts receivable from its top five clients, but the Company has not experienced any significant payment problems from these clients. A material decrease in services provided to any of the largest clients of the Company could have an adverse impact on the Company's operating results.

         The Company's strategy has been to sustain growth in professional staffing revenue while simultaneously increasing the percentage of revenue contributed by consulting, outsourcing, and ERP services. Generally, the Company charges its clients higher hourly rates for consulting, outsourcing, and ERP services than for professional staffing services. The Company's marketing strategy emphasizes cross-selling all of its services to existing and potential clients.

         The Company's growth in fiscal 1999 and 1998 has been significantly affected by acquisition activity. In June 1997, the Company acquired all of the outstanding stock of Partners Resources, Inc. and Partners Capital Group (collectively, the "Partners Group"), information technology outsourcing and computer leasing companies. In May 1998, the Company effected a business combination with Proven Technology, Inc. ("Proven"), a system integration services company. In May 1999, the Company acquired substantially all the assets of Global Services, Inc. ("Global"), a computer hardware re-seller. In March 2000, the Company acquired substantially all the assets of RAO Consulting Incorporated ("RAO"), an ERP consulting company. The Partners Group transaction was accounted for as a purchase and goodwill of approximately $38.1 million, including the earnout payment made after the end of fiscal 1998, is being amortized ratably over a thirty-year period. The Proven combination was accounted for using the pooling of interests method of accounting. The Company exchanged 543,724 shares of its common stock for all the outstanding stock of Proven. Because of its size, the transaction did not require restatement of prior financial results. The Global and RAO transactions were accounted for as purchases and goodwill of approximately $3.8 million and $1.4 million, respectively, is being amortized over a three-year period.

RESULTS OF OPERATIONS

      COMPARISON OF FISCAL 2000 TO FISCAL 1999

         Revenue increased from $152.0 million in fiscal 1999 to $158.0 million in fiscal 2000, an increase of 3.9%. Revenues in the Professional Services Division decreased from $110.1 million in fiscal 1999 to $109.5 million in fiscal 2000, a 0.5% decrease. The decrease was primarily due to a 4.1% decrease in average rate per hour which was offset by a 3.7% increase in billed hours. Revenues in the Enterprise Solutions Division increased from $42.0 million in fiscal 1999 to $48.5 million in fiscal 2000, a 15.5% increase. The increase was due primarily to a new outsourcing contract that began in July 1999.

         Income from operations decreased from $13.8 million (before non-recurring charges) in fiscal 1999 to a loss of $6.0 million (before non-recurring charges) in fiscal 2000. Income from operations in the Professional Services Division decreased from $16.7 million in fiscal 1999 to $8.8 million in fiscal 2000, a 47.3% decrease. The decrease in operating income was due to a $4.1 million decrease in gross profit (primarily due to a $3.3 million increase in salary and wage expense), and a $3.8 million increase in selling, general and administrative expense (consisting of approximately $1.3 million due to bad debts, $1.2 million in increased selling expense, $0.5 million in increased recruiting expense and $0.8 million in increased administrative costs). Enterprise Solutions' income from operations decreased from $4.7 million in 1999 to a loss of $1.2 million in fiscal 2000. Of this decrease, $2.8 million was due to the costs associated with the development of the Company's enterprise management services product, $1.5 million was due to losses from new acquisitions, and $1.6 million was due to an increase in sales, general and administrative expense.

         Corporate overhead increased from $7.5 million in fiscal 1999 to $13.5 million in fiscal 2000. This increase is primarily due to approximately $2.7 million in bad debts, $1.8 million relating to the special audit committee investigation, $0.5 million in write-offs of inventory in software no longer in use, and $1.0 million in other general operating expenses. The increase in bad debts is due to a change in the method of calculating the allowance for doubtful accounts and a $1.4 million allowance for one contract.

         Interest income decreased from $159,000 in fiscal 1999 to $66,000 in fiscal 2000, primarily as a result of the decrease in cash available for investment. Interest expense increased from $3.5 million in fiscal 1999 to $4.3 million in fiscal 2000 primarily as a result of an increase in borrowings used to finance a portion of the Global acquisition.

         The Company recorded and impairment of $2.8 million relating to goodwill on an acqusition. This impairment will reduce annual amortization expense by $0.5 million.

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

         Gross profit increased from $31.5 million in fiscal 1998 to $43.0 million in fiscal 1999, an increase of 36.5%. This increase was attributable to an increase in revenue. Gross margin decreased from 29.8% to 28.3% during the period. Cost of services consists of all costs directly attributable to the Company's personnel assigned to various client engagements, including salaries, benefits, training, travel, and relocation. The decrease in the gross margin was primarily attributable to a charge for a provision for contract losses of $1.8 million, which effectively reduced gross profit 1.2%; see Note 17 of Notes to Consolidated Financial Statements.

         Selling, general and administrative expenses increased from $20.5 million in fiscal 1998 to $31.0 million in fiscal 1999, primarily due to the growth in revenue. The Company also recorded non-recurring charges for the provision of $2.7 million for the TVA settlement and severance payments and a $4.0 million write-down for the impairment of certain data center equipment (see Notes 16 and 17, respectively, of Notes to Consolidated Financial Statements). As a percentage of revenues, selling, general and administrative expenses increased from 19.4% in fiscal 1998 to 20.4% in fiscal 1999.

         Interest income decreased from $347,000 in fiscal 1998 to $159,000 in fiscal 1999, primarily as a result of the decrease in cash available for investment. Interest expense increased from $1.4 million in fiscal 1998 to $3.5 million in fiscal 1999 primarily as a result of an increase in borrowings used to finance a portion of the Partners Group acquisition and the financing of equipment associated with new outsourcing contracts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources have historically come from operating cash flows and borrowings. As a result of the Company's recent acquisitions and capital expenditures, borrowings have become a more significant source of liquidity.

       The Company's net cash provided by operating activities was approximately $7.1 million and $7.6 million for fiscal 2000 and 1999, and a use of $4.8 million for fiscal 1998. Net cash provided in fiscal years 2000 and 1999 is attributable to the net loss offset by numerous non-cash charges totaling $14.5 million and $12.3 million, respectively, in the Company's statement of operations.

       At April 30, 2000, the Company had approximately $1.8 million in available cash and $0.5 million available for future borrowings under its credit facility. The Company believes its cash flow from operations and borrowings under its credit facility will be sufficient to meet the Company's needs for at least the next twelve months.

       At April 30, 2000, the Company had a working capital deficit of $13.5 million. The deficit is due to the December 15, 2000, scheduled maturity of the Company's credit facility. The Company and its primary bank are working together on steps to renew the credit facility when it matures. Management expects the credit facility to be renewed.

       The Company's capital expenditures primarily relate to computer equipment purchases for use by the Company's professionals or to use in outsourcing contracts and purchases of equipment used in non-cancelable operating leases. In fiscal 2000, the Company had approximately $14.8 million in capital expenditures ($9.7 million for non-cancelable operating leases). In fiscal 1999, the Company had approximately $22.7 million in capital expenditures ($5.4 million for non-cancelable operating leases), the substantial majority of which were related to purchases of equipment to complete multi-media centers in Memphis, Dallas, Nashville, and Phoenix. The Company does not expect substantial capital expenditures in fiscal 2001.

       The Company has a credit facility, comprised of a revolving line of credit and a term loan, with a commercial bank. Borrowings under the credit facility bear interest at a rate equal to LIBOR (6.1975% at April 30, 2000) plus a spread (currently 3.0%) which varies based on certain financial ratios.

       The revolving line of credit was amended on February 17, 2000 (the fourth amendment), again on May 1, 2000 (the fifth amendment), and then on June 15, 2000 (the sixth amendment). The fourth amendment primarily modified certain financial covenants. The fifth amendment primarily provided the bank's consent for the Company to sell the TMR business unit and to provide that $2 million ($1 million upon the escrow release on April 30, 2001) of the proceeds would permanently reduce the balance under the revolving line of credit. The sixth amendment provided for the modification of certain financial covenants and extended the maturity date to December 15, 2000. On May 3, 2000, the ceiling on the revolving line of credit was reduced to $25.3 million, and on July 6, 2000, the ceiling was reduced to $23.6 million through the receipt of a $1.7 million income tax refund. The Company has been working with the bank and expects it to renew the credit facility when it matures. The Company uses the borrowings under the revolving line of credit for general corporate purposes, including acquisitions.

       At April 30, 2000, there was $10.3 million outstanding under the term loan, which has a repayment schedule requiring monthly payments of $0.4 million. The term loan matures on July 15, 2002. The Company used the term loan to fund the purchase of certain equipment utilized in an outsourcing engagement.

       The Company obtained a $2.5 million short-term loan on August 11, 2000 and used the proceeds for general corporate purposes. The short-term loan matures on September 10, 2000.

       On May 2, 2000, the Company sold its TMR business unit for $10.0 million (less $0.3 million in assumed liabilities). The Company received $8.7 million in cash, plus $1.0 million was deposited in escrow. Of the proceeds, $7.0 million were used to retire the short-term loan that was obtained to fund the acquisition of Global, and $1.0 million were used to permanently reduce the credit facility. The remaining cash was used for working capital. The $1.0 million escrow is due to be released in April 2001, and will be used to permanently reduce the credit facility.

       The Company also has a $5 million line of credit with another bank, which bears interest at a rate equal to prime plus a spread, which varies based on certain financial covenants. At April 30, 2000, there was approximately $5.0 million outstanding under this line of credit. While this line of credit matured on July 31, 2000, the Company and the bank currently are finalizing an arrangement to extend the maturity date to June 30, 2001.

       As discussed in Item 3 of this report, a consolidated class-action lawsuit by shareholders of the Company is pending against the Company and certain individuals. As of the date hereof, the Company is unable to predict the outcome of the litigation and its ultimate effect, if any, on the Company's consolidated financial condition and results of operations. The company does not believe that this matter will significantly impact the consolidated financial position or ongoing liquidity of the Company.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         On July 3, 2000, the Company announced that it would restate its consolidated financial statements for the years ended April 30, 1999 and 1998, and for each quarter in the nine-month period ended January 31, 2000. The Company's restated consolidated financial statements for these periods contain adjustments that fall into three categories. The first category of adjustments arises from the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees on March 27, 2000, regarding the Company's accounting treatment of certain matters. The second category of adjustments is the result of the Company's internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. The third category of adjustments consists of adjustments that were initially identified during the audits of the Company's consolidated financial statements for the years ended April 30, 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The Company subsequently decided to record these adjustments in the year ended April 30, 2000. For further information regarding the background of all the adjustments, see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. The Company does not expect the application of this standard to have a material effect on the consolidated financial statements.

         In March 2000, the FASB issued Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation, (an interpretation of APB Opinion No. 25). The new interpretation clarifies treatment of stock option award modifications as well as certain definitions of APB No. 25. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not expect the application of this interpretation to have a material effect on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         This annual report may be deemed to contain certain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects", "anticipates", "believes", "hopes", "estimates", "plans" or similar phrasing. Forward-looking statements include statements regarding projected operating revenues and costs, liquidity, capital expenditures, and availability of capital resources as well as Y2K readiness and potential exposure. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and the Company's actual performance and results may differ materially due to a number of factors, most of which are beyond the Company's ability to predict or control, including the Company's dependence on key clients; the Company's dependence on the availability, recruitment, and retention of qualified IT employees; the Company's dependence on key management personnel; the Company's potential liability to its clients in connection with the provision of IT services, particularly Y2K services; the Company's ability to finance, sustain, and manage growth; the Company's ability to integrate acquired businesses; competition; the outcome of litigation involving the Company, particularly the shareholder litigation described in Item 3 of this report; the trading status of the Company's common stock, including the outcome of the Company's appeal of the Nasdaq staff's delisting determination described in Item 5 of this report; and general economic conditions. The Company undertakes no obligation to publicly release any revision to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of our $51.0 million in outstanding recourse debt at April 30, 2000, relates to our credit facilities with a commercial bank. Interest on the outstanding balance is charged based on a variable rate related to the LIBOR rate. The rate is incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $510,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at April 30, 2000. We do not trade in derivative financial instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
Report of Independent Certified Public Accountants..........................................................    16

Report of Independent Auditors..............................................................................    17

Consolidated Balance Sheets as of April 30, 2000 and 1999...................................................    18

Consolidated Statements of Operations for the Years ended April 30, 2000, 1999, and 1998....................    20

Consolidated Statements of Shareholders' Equity for the Years ended April 30, 2000, 1999, and 1998..........    21

Consolidated Statements of Cash Flows for the Years ended April 30, 2000, 1999, and 1998....................    22

Notes to Consolidated Financial Statements..................................................................    23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
SCB Computer Technology, Inc.

We have audited the accompanying consolidated balance sheet of SCB Computer Technology, Inc. and its subsidiaries as of April 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended April 30, 2000. We have also audited the accompanying schedule of valuation and qualifying accounts as of and for the year ended April 30, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of SCB Computer Technology, Inc. and its subsidiaries as of April 30, 2000, and the consolidated results of their operations and their cash flows for the year ended April 30, 2000, in conformity with generally accepted accounting principles.



                                                           /s/ BDO Seidman, LLP



Memphis, Tennessee
August 11, 2000

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
SCB Computer Technology, Inc.

We have audited the accompanying consolidated balance sheet of SCB Computer Technology, Inc. and its subsidiaries as of April 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCB Computer Technology, Inc. and its subsidiaries as of April 30, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended April 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                            /s/ Ernst & Young LLP


Memphis, Tennessee
June 30, 2000

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  APRIL 30,
                                                                     -----------------------------------
                                                                         2000                   1999
                                                                     -------------         -------------
Current assets:
     Cash and cash equivalents                                       $   1,812,819         $   5,318,259
     Accounts receivable-trade, net of allowance for doubtful
        accounts of $1,519,473 in 2000 and $579,175 in 1999             25,226,281            33,948,406
     Other receivables-related parties                                          --               166,491
     Current portion of leases                                          13,914,611            11,794,999
     Prepaid expenses                                                    1,818,107             2,463,721
     Inventory                                                             575,365               280,356
     Refundable income taxes                                            11,040,203             2,393,520
     Deferred federal and state income tax                               2,817,338             2,530,023
                                                                     -------------         -------------
         Total current assets                                           57,204,724            58,895,775

Investment in leasing activities                                        13,224,988            11,042,321

Fixed assets:
     Buildings                                                                  --             1,348,293
     Furniture, fixtures, and equipment                                 34,814,427            29,675,296
     Accumulated depreciation                                          (13,342,938)           (6,753,640)
                                                                     -------------         -------------
                                                                        21,471,489            24,269,949
     Land                                                                       --               209,912
                                                                     -------------         -------------
                                                                        21,471,489            24,479,861
Other Assets:
     Goodwill, net of accumulated amortization of
        $7,510,568 in 2000 and $2,445,226 in 1999                       45,395,714            44,920,437
     Other                                                               3,003,190             4,292,769
                                                                     -------------         -------------
                                                                        48,398,904            49,213,206
                                                                     -------------         -------------

Total assets                                                         $ 140,300,105         $ 143,631,163
                                                                     =============         =============


                             Continued on next page.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                  APRIL 30,
                                                                     -----------------------------------
                                                                         2000                  1999
                                                                     -------------         -------------
Current liabilities:
     Accounts payable - trade                                        $   4,789,762         $   6,845,308
     Accrued TVA settlement cost                                                --             1,658,516
     Deferred revenue                                                    2,352,560             1,244,623
     Other accrued expenses                                             10,071,361             8,311,099
     Notes payable                                                       7,041,033             4,974,288
     Current portion of long-term debt                                  36,759,471            10,333,097
     Current portion of non-recourse debt                                9,694,706             7,829,715
                                                                     -------------         -------------
     Total current liabilities                                          70,708,893            41,196,646

Long-term debt                                                           7,231,311            34,492,821
Notes payable - non-recourse                                            10,737,087            10,000,566
Other long-term liability                                                  182,542               972,353
Deferred federal and state income taxes                                  4,367,885             2,415,244
                                                                     -------------         -------------

Total liabilities                                                       93,227,718            89,077,630

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value - authorized 1,000,000
           shares, none issued                                                  --                    --
     Common stock, $.01 par value - 100,000,000 shares
           authorized; 25,045,324 shares issued and outstanding
           standing at April 30, 2000; and 24,710,749 shares
           issued and outstanding at April 30, 1999                        250,453               247,107
     Additional paid-in capital                                         40,236,035            39,380,220
     Retained earnings                                                   6,585,899            14,926,206
                                                                     -------------         -------------
     Total shareholders' equity                                         47,072,387            54,553,533
                                                                     -------------         -------------

Total liabilities and shareholders' equity                           $ 140,300,105         $ 143,631,163
                                                                     =============         =============


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    YEAR ENDED APRIL 30,
                                                  -----------------------------------------------------
                                                       2000                1999                1998
                                                  -------------       -------------       -------------
Revenue                                           $ 157,956,994       $ 152,015,861       $ 105,721,978
Cost of services                                    118,068,644         107,178,352          74,201,238
Provision for contract losses                           848,751           1,800,000                  --
                                                  -------------       -------------       -------------
Gross profit                                         39,039,599          43,037,509          31,520,740

Selling, general and administrative expenses         45,903,581          30,990,998          20,519,319
TVA settlement and severance payments                        --           2,700,000                  --
Impairment of assets                                  2,631,000           3,950,000                  --
                                                  -------------       -------------       -------------
Income (loss) from operations                        (9,494,982)          5,396,511          11,001,421

Other income (expenses):
    Interest income                                      65,524             159,484             346,727
    Interest expense                                 (4,251,429)         (3,494,112)         (1,358,620)
    Other, net                                          417,569            (119,655)                 --
                                                  -------------       -------------       -------------
    Total other income (expenses)                    (3,768,336)         (3,454,283)         (1,011,893)
                                                  -------------       -------------       -------------
Income (loss) before income taxes                   (13,263,318)          1,942,228           9,989,528

Income tax expense (benefit):
    Current                                          (6,588,337)          1,975,758           4,071,633
    Deferred                                          1,665,326          (1,106,837)           (167,562)
                                                  -------------       -------------       -------------
Total income tax expense (benefit)                   (4,923,011)            868,921           3,904,071
                                                  -------------       -------------       -------------

Net income (loss)                                 $  (8,340,307)      $   1,073,307       $   6,085,457
                                                  =============       =============       =============

Net income (loss) per share - basic               $       (0.34)      $        0.04       $        0.27
                                                  =============       =============       =============

Net income (loss) per share - diluted             $       (0.34)      $        0.04       $        0.27
                                                  =============       =============       =============

Weighted average number of common
    shares - basic                                   24,763,095          24,683,000          22,464,000
                                                  =============       =============       =============
Weighted average number of common
    shares - diluted                                 24,763,095          24,921,000          22,756,000
                                                  =============       =============       =============


          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                   NUMBER                      ADDITIONAL                          TOTAL
                                     OF           COMMON        PAID-IN          RETAINED       SHAREHOLDERS'
                                   SHARES         STOCK         CAPITAL          EARNINGS          EQUITY
                                -----------     ---------     ------------     ------------     ------------
Balance at May 1, 1997            7,478,044     $  74,780     $ 23,849,583     $  7,709,134     $ 31,633,497
   Stock split (3-for-2)          3,742,002        37,420               --          (37,420)              --
   Stock split (2-for-1)         11,264,648       112,648               --         (112,648)              --
   Shares retired upon
      settlement of Delta
      escrow                         (7,754)          (78)         (95,800)              --          (95,878)
   Issuance of common
      stock in connection
      with the exercise of
      employee stock options         53,025           530          750,836               --          751,366
  Net income                             --            --               --        6,085,457        6,085,457
                                -----------     ---------     ------------     ------------     ------------

Balance at April 30, 1998        22,529,965       225,300       24,504,619       13,644,523       38,374,442

Restatement for pooling
   of interest                      543,724         5,437           (5,437)         208,376          208,376
                                -----------     ---------     ------------     ------------     ------------

Balance at April 30, 1998        23,073,689       230,737       24,499,182       13,852,899       38,582,818
   Tax benefit of stock
      options exercised                  --            --          183,391               --          183,391
   Issuance of common
      stock as additional
      purchase price for
      Partners acquisition        1,580,582        15,806       14,239,168               --       14,254,974
   Issuance of common
      stock in connection
      with the exercise of
      employee stock options         56,478           564          458,479               --          459,043
  Net income                             --            --               --        1,073,307        1,073,307
                                -----------     ---------     ------------     ------------     ------------

Balance at April 30, 1999        24,710,749       247,107       39,380,220       14,926,206       54,553,533
Issuance of common
      stock in connection
      with purchase of RAO          333,000         3,330          849,983               --          853,313
Issuance of common
      stock in connection
      with the exercise of
      employee stock options          1,575            16            5,832               --            5,848
Net loss                                 --            --               --       (8,340,307)      (8,340,307)
                                -----------     ---------     ------------     ------------     ------------

Balance at April 30, 2000        25,045,324     $ 250,453     $ 40,236,035     $  6,585,899     $ 47,072,387
                                ===========     =========     ============     ============     ============





          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED APRIL 30,
                                                      ----------------------------------------------
                                                          2000             1999             1998
                                                      ------------     ------------     ------------
Operating Activities:
   Net (loss) income                                  $ (8,340,307)    $  1,073,307     $  6,085,457
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Impairment of assets                                  2,631,000        3,950,000               --
   Provision for contract losses                                --        1,800,000               --
   Gain on lease disposals                                      --         (994,391)        (628,514)
   Provision for bad debts                               4,024,415          256,284          279,000
   Depreciation included in cost of services             6,635,655        4,483,930        2,648,483
   Depreciation included in selling, general
       and administrative expenses                       1,225,936        1,172,939          592,661
   Amortization                                          2,841,467        1,620,382          756,344
   Deferred income taxes                                 1,665,326       (1,106,837)        (167,562)
   Change in operating assets and liabilities:
   Accounts receivable                                   5,286,027       (9,218,264)     (10,736,550)
   Prepaid expenses                                        645,614          168,355       (1,996,798)
   Inventory                                              (191,489)          13,826          531,940
   Refundable income taxes                              (8,646,683)      (1,305,425)        (683,940)
   Other assets                                            882,454       (2,006,456)      (2,213,924)
   Accounts payable - trade                             (2,485,721)       3,230,686         (519,550)
   Accrued expenses                                       (109,326)        4,318,607        1,621,312
   Deferred revenue                                      1,107,937          207,721         (356,589)
                                                      ------------     ------------     ------------
   Total adjustments                                    15,512,612        6,591,357      (10,873,687)
                                                      ------------     ------------     ------------
   Net cash provided by operating activities             7,172,305        7,664,664       (4,788,230)

Investing Activities:
   Purchases of fixed assets                            (6,473,169)     (22,715,138)      (7,902,507)
   Net investment in leasing activities                 (5,365,328)       3,236,731        5,180,467
   Proceeds from lease disposals                                --        1,245,323        2,996,664
   Purchases of businesses                              (3,218,316)      (6,165,283)     (18,006,411)
   Proceeds from buildings and land sale                 1,629,910               --          273,284
   Other long-term liability                              (789,811)          72,353               --
                                                      ------------     ------------     ------------
   Net cash used by investing activities               (14,216,714)     (24,326,014)     (17,458,503)
                                                      ------------     ------------     ------------
Financing Activities:
   Borrowings on short-term debt                         7,000,000               --               --
   Borrowings on long-term debt                          1,537,513       27,926,092       25,674,484
   Payments on long-term debt                           (4,274,111)     (10,289,823)      (7,091,340)
   Net borrowings under line of credit                  (1,929,000)       2,569,043        2,405,245
   Options exercised                                         5,848          459,043          751,366
   Proceeds from non-recourse debt                      12,827,156        4,000,000        3,400,182
   Payment on non-recourse debt                        (11,628,437)      (5,668,118)     (11,724,619)
                                                      ------------     ------------     ------------
   Net cash provided by financing activities             3,538,969       18,996,237       13,415,318
                                                      ------------     ------------     ------------

   Net increase (decrease) in cash
       and cash equivalents                             (3,505,440)       2,334,887       (8,831,415)
   Cash and cash equivalents at beginning of period      5,318,259        2,983,372       11,814,787
                                                      ------------     ------------     ------------
   Cash and cash equivalents at end of period         $  1,812,819     $  5,318,259     $  2,983,372
                                                      ============     ============     ============

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                      $  3,974,731     $  3,613,167     $  1,953,130
   Income taxes paid                                  $  1,673,918     $  4,500,009     $  3,791,000

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of SCB Computer Technology, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     FIXED ASSETS

     All fixed assets are carried at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is computed using the straight-line basis over the useful lives of the various fixed assets. The estimated useful lives for computing depreciation on fixed assets are as follows:

                                                          ESTIMATED USEFUL
                                                            LIFE (YEARS)
                                                          ----------------
           Furniture, fixtures and equipment                   5-10
           Buildings                                          31-39

     LONG-LIVED ASSETS

     Goodwill represents the excess of the cost of businesses acquired using the purchase method of accounting over the fair value of the net identifiable assets at the date of acquisition and is being amortized using the straight line method over periods ranging from 3 to 30 years.

     The Company continually monitors events and changes in circumstances that could indicate the carrying amount of long-lived assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows after related interest charges. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values.

     REVENUE RECOGNITION

     The Company recognizes revenues as professional services are performed. The Company records deferred revenue for payments received from certain customers on service contracts prior to the performance of services required under the service contract. Estimated losses are recorded when identified.

     DIRECT FINANCING LEASES

     Leases meeting the criteria for capitalization in accordance with SFAS
No. 13 are classified as direct financing leases. For direct financing leases, the sum of the minimum lease payments and the unguaranteed residual value is recorded as the gross investment in the lease. The difference between the gross investment and the cost of the leased property is recorded as unearned income. Income is recognized over the life of the lease using the interest method.

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

     DETERMINATION OF GROSS RESIDUAL INTERESTS

     The unguaranteed gross residual interests of equipment on direct financing leases, operating leases, and remarketed lease transactions are determined by assessing the technical and economic life of the equipment in relation to the length of the lease. The estimated gross residual interests are periodically reassessed to account for potential fluctuations in residual values. Reassessment procedures include independent appraisals, evaluation of new technological developments, and comparison of remaining estimated residual interests with residual values of leases that terminated during the current period. If there are indications that gross residual interests are impaired, the Company's policy is to write the amounts down to estimated future cash flows discounted using a rate commensurate with the risks involved.

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

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company continually evaluates the credit worthiness of its customers' financial positions and monitors accounts on a periodic basis, but typically does not require collateral related to trade receivables. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area.

     USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECLASSIFICATION

     Certain account reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximates fair values of these instruments at April 30, 2000 and 1999.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. The Company does not expect the application of this standard to have a material effect on the consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The new interpretation clarifies treatment of stock option award modifications as well as certain definitions of APB No. 25. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not expect the application of this interpretation to have a material effect on the consolidated financial statements.

2.   RESTATED FINANCIAL STATEMENTS

     The Company's consolidated financial statements for the fiscal years ended April 30, 1999, and 1998, were restated for adjustments that fall into three categories. The first category of adjustments arises from the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees on March 27, 2000, regarding the Company's accounting treatment of certain matters. The findings of the audit committee's investigation indicate that, with respect to fiscal 1999 and 1998, the Company did not properly (1) accrue bonuses paid to two employees,
(2) record revenue from the sale of a partial interest in a computer equipment lease, (3) account for an outsourcing contract assumed as part of an acquisition, and (4) record revenue from two sales of residual interests in computer equipment lease schedules. The second category of adjustments is the result of the Company's internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee. The third category of adjustments consists of adjustments that were initially identified during the audits of the Company's consolidated financial statements for the fiscal years ended April 30, 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The Company subsequently decided to record these adjustments.

     Summarized in the tables below is the aggregate pre-tax impact of the adjustments contained in the Company's restated financial statements for fiscal 1999 and 1998. The adjustments are grouped according to the types of transactions involved or accounting entries affected.

                                                            YEAR ENDED APRIL 30, 1999
                                                          -----------------------------
                                                            DIRECT             SG&A             PRETAX
      DESCRIPTION                         REVENUE           EXPENSE           EXPENSE           INCOME
      -----------                       -----------       -----------       -----------       -----------
Client services agreement (A)           $   592,260       $   815,674       $        --
Other accrued expenses (B)                       --                --           380,000
Residual interest in remarketed
   leases (C)                            (2,766,451)               --                --
Direct financing leases (E)                (709,718)          (80,142)               --
Revenue recognition (F)                    (200,011)                --               --
Other accrued expenses (H)                       --                --           872,134
Other (I)                                (1,495,452)       (1,473,520)               --
Prior unrecorded audit adjustments          (75,000)          276,000           165,500
                                        -----------       -----------       -----------

(Decrease) increase                     $(4,654,372)      $  (461,988)      $ 1,417,634       $(5,610,018)
                                        ===========       ===========       ===========       ===========


                                                            YEAR ENDED APRIL 30, 1998
                                                          -----------------------------
                                                            DIRECT             SG&A             PRETAX
      DESCRIPTION                         REVENUE           EXPENSE           EXPENSE           INCOME
      -----------                       -----------       -----------       -----------       -----------
Client services agreement (A)           $(3,174,812)      $(1,432,980)      $        --
Direct financing leases (E)                (246,573)               --                --
Revenue recognition (F)                    (133,364)               --                --
Other accrued expenses (H)                       --                --           114,829
Other (I)                                   (60,000)               --                --
Prior unrecorded audit adjustments         (135,000)               --            79,500
                                        -----------       -----------       -----------

(Decrease) increase                     $(3,749,749)      $(1,432,980)      $   194,329       $(2,511,098)
                                        ===========       ===========       ===========       ===========

ADJUSTMENTS RESULTING FROM AUDIT COMMITTEE'S INVESTIGATION

     The Company restated its consolidated financial statements for fiscal 1999 and 1998 as a result of the internal investigation conducted by the audit committee of the Company's board of directors into the concerns raised by five employees regarding the Company's accounting treatment of certain matters. The specific matters for which adjustments have been made are described below.

(A) CLIENT SERVICES AGREEMENT. Effective June 30, 1997, the Company acquired all the outstanding capital stock of Partners Resources, Inc. ("PRI"). As part of the acquisition, the Company assumed a five-year outsourcing contract with a customer (the "original contract") that was scheduled to conclude on September 30, 2000. Effective April 1, 1998, the Company and the customer modified the original contract (the "modified contract") which included a five-year extension of its term.

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

     The Company determined that the accounting for the original contract and the modified contract was in error. Upon further analysis of the original contact, the Company determined that it contained two elements: (1) a services agreement; and (2) in accordance with SFAS No. 13, Accounting for Leases, a direct financing lease for the assets acquired at the time of execution of the original contract. A further analysis of the modified contract also led the Company to determine that it included two elements: (1) a service agreement; and (2) an operating lease for the equipment that was purchased by the Company to replace the equipment under the original contract. Furthermore, the Company determined that the revenue of $2,482,277 and the related write-off of software of $578,500 recorded in the fourth quarter of fiscal 1998 were prematurely recognized and have been reversed. Accordingly, the Company determined that the accounting for the original contract in fiscal 1998 and the accounting for the modified contract in fiscal 1999 should be changed. The original contract is accounted for as a services agreement and a direct financing lease in fiscal 1998, and the modified contract is accounted for as a services agreement and an operating lease in fiscal 1999.

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
                                                        ==========      ===========

(B) OTHER ACCRUED EXPENSES. The Company paid $380,000 to two employees in the first quarter of fiscal 2000. The Company accounted for the payments in fiscal 2000 by (1) capitalizing the net payments to the employees as a cost of obtaining a new outsourcing contract which would be amortized over the term of the contract, and (2) expensing the related payroll tax component. The Company determined that the payments should be accounted for as bonuses paid with respect to the employees' performance during fiscal 1999. Accordingly, the Company recorded an expense relating to the employee bonuses in fiscal 1999 and reversed the accounting for such payments in fiscal 2000.

(C) RESIDUAL INTERESTS IN REMARKETED LEASES. In the first quarter of fiscal 2000, the Company acquired substantially all the assets of Global Services, Inc. ("Global"), a company engaged in the business of reselling used computer equipment, for a price of $6,647,000 in cash. In two other transactions consummated at substantially the same time, the Company sold the residual interests in four computer equipment lease schedules, with a book value of $1,063,000, to Quest Residual Services LLC ("Quest"), a newly formed equipment leasing company, for a total price of $3,650,000 in cash. The Company recorded revenue of $1,650,000 in the third quarter of fiscal 1999 resulting from the sale of residual interests in two of the computer equipment lease schedules to Quest. The Company recorded revenue of $936,451, net of book value of $1,063,000, in the fourth quarter of fiscal 1999 resulting from the sale of residual interests in the other two computer equipment lease schedules to Quest. Upon further review of these transactions, the Company determined that (1) the documents for the sales of residual lease interests to Quest were dated as of specific dates in the third and fourth quarters of fiscal 1999 (i.e., January 27, 1999, and April 26, 1999, respectively), (2) such sale documents were executed by the parties in the first quarter of fiscal 2000 (i.e., May 1999),
(3) the Company received the cash payments for the residual lease interests from Quest in the first quarter of fiscal 2000 (i.e., June 1999), and (4) both Global and Quest had the same beneficial owners, who held the same ownership percentages in each entity, at the times of the Company's transactions with them. Accordingly, the Company recorded the two sales of residual lease interests to Quest as part of the asset acquisition from Global that occurred in the first quarter of fiscal 2000. See Note 3.

     The Company sold a 15% interest in certain leased computer equipment for $100,000 in the fourth quarter of fiscal 1999, but erroneously recognized revenue of $208,000 from the transaction as if it had sold 100% of the equipment. Upon further review of this transaction, the Company determined that it should be accounted for as the sale of only a 15% interest in the equipment. Accordingly, the Company reduced the revenue recognized from the transaction by 85% in the fourth quarter of fiscal 1999.

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
                                                                     -----------

                                                                     $(2,766,451)
                                                                     ===========

(D) REVENUE RECOGNITION. The Company inadvertently recognized an extra month's revenue, net of related expenses, under a contract with a customer in the first quarter of fiscal 2000. After becoming aware of the billing error, the Company recorded additional costs relating to the contract in the second and third quarters of fiscal 2000. The Company determined that the billing error should be reversed in the first quarter of fiscal 2000. Accordingly, the Company has reduced the revenue recognized in the first quarter of fiscal 2000 and has reversed the expense accruals in the second and third quarters of fiscal 2000. See Note 19.

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

(E) DIRECT FINANCING LEASES. The Company leases computer equipment to several customers. The Company determined that it erroneously recorded revenue from the amendment, extension or termination of certain leases in fiscal 1999 and 1998. Accordingly, the Company reversed or deferred the recognition of revenue from these lease changes in these periods. The following table shows the pre-tax impact of these adjustments in fiscal 1999 and 1998:

                                                           1999           1998
                                                        ----------     ----------
                        Revenue decrease                $(709,718)     $(246,573)
                        Direct costs decrease           $ (80,142)     $      --

(F) REVENUE RECOGNITION. The Company has numerous contracts with customers. The Company determined that adjustments should be made to the revenue recognized under three contracts in fiscal 1999 and 1998. These adjustments relate to (1) the calculation of revenue under a fixed-price consulting contract, (2) the period in which an unbilled account receivable was recorded, and (3) the recording of a termination fee on a contract prior to finalization of the termination agreement. These adjustments reduce revenue by $200,011 and $133,364 in fiscal 1999 and 1998, respectively, and increase revenue in 2000 by $206,995.

(G) SALE OF LEASED EQUIPMENT. The Company sold certain computer equipment in a series of transactions with two parties for a total of $930,000 in fiscal 1998. The Company recognized revenue of $589,998 and $300,000 in the second and third quarters, respectively, of fiscal 1998. The Company determined that the earnings process for these transactions was not complete until the fourth quarter of fiscal 1998, and that the transactions should be accounted for as a single sale of equipment occurring in the fourth quarter of fiscal 1998. Accordingly, corresponding adjustments have been made in the revenue recognized in the second, third and fourth quarters of fiscal 1998. See Note 19.

(H) OTHER ACCRUED EXPENSES. The Company identified under accruals of expense related to health insurance claims, employee benefits, legal fees and subcontractor costs. The resulting adjustments increase accrued expenses by $872,134 and $114,829 in fiscal 1999 and 1998, respectively.

(I) OTHER. The Company increased the value of certain acquired inventory by $60,000 in the first quarter of fiscal 1998 and subsequently wrote off such amount in the fourth quarter of fiscal 1999. The Company determined that these inventory adjustments should be reversed. The Company recognized revenue of

$81,932 in the fourth quarter of fiscal 1999 related to a lease payment on a direct financing lease that had been assigned to a lender. The Company determined that this revenue should be reversed. The Company reclassified $1,413,520 from revenue to direct expense to correct the misclassification by a division of the Company of certain reimbursed expenses.

   PRIOR UNRECORDED AUDIT ADJUSTMENTS

     In connection with the restatement of its consolidated financial statements for fiscal 1999 and 1998, the Company decided to record adjustments that were identified during the audits of the Company's consolidated financial statements for fiscal 1999 and 1998, but which the Company elected not to record in those periods on the basis of immateriality. The following table shows the pre-tax impact on income of these adjustments in fiscal 1999 and 1998:

                                                   1999           1998
                                               ----------      ----------
                             Revenue           $ (75,000)      $(135,000)
                             Direct costs        276,000              --
                             SG&A expense        165,500          79,500

3.   BUSINESS COMBINATIONS

     Effective June 30, 1997, the Company acquired all the outstanding capital stock of Partners Resources, Inc. ("PRI"), an information technology outsourcing company, and Partners Capital Group ("PCG"), a computer leasing company. Both acquisitions were accounted for using the purchase method of accounting. The total consideration paid for these entities was $37,382,312, plus the assumption of liabilities, including an initial cash payment of $16,000,000, of which $1,600,000 was held in escrow for certain contingencies in accordance with the acquisition agreement. The remaining purchase price was an earnout discussed below. The operating results of PRI and PCG are included in the Company's consolidated statements of operations since July 1, 1997. In May 1998, the Company paid $7,127,437 and issued 1,580,582 additional shares of its common stock to the former shareholders of PRI as additional purchase price of $21,382,312. This was equal to 14 times PRI's net income for the calendar year ended December 31, 1997, calculated in accordance with the contingent purchase price provisions of the acquisition agreement. The Company received $962,154 of the original $1,600,000 escrow as PCG failed to meet its earnings benchmark as defined in the acquisition agreement. These transactions resulted in $38,097,025 goodwill that is being expensed over the remaining 30-year amortization period.

     In February 1997, the Company acquired substantially all of the assets of Technology Management Resources, Inc. ("TMR"), a company in substantially the same business as the Company, which was accounted for using the purchase method of accounting. The consideration initially paid by the Company related to this acquisition was $8,500,000, of which $500,000 was held in escrow for certain contingencies in accordance with the acquisition agreement. The initial purchase price of $8,500,000, plus assumed liability, has been allocated to the assets acquired based on their estimated fair value as of the date of acquisition. SCB initially agreed to issue the former TMR shareholders up to $4,000,000 in SCB common stock as additional purchase price contingent upon growth in the acquired business' revenues and earnings for the fiscal years ending April 30, 1998, 1999, and 2000. Effective December 30, 1997, SCB agreed to pay the former TMR shareholders $1,200,000 in cash in full and final settlement of any additional purchase price payments which has been accounted for as additional goodwill. Also effective as of December 30, 1997, SCB released the $500,000 escrow amount that was being held to satisfy potential indemnification obligations and terminated the employment of one of the former shareholders. The operating results of TMR are included in the Company's consolidated statements of operations since March 1, 1997.

     In May 1998, the Company effected a business combination with Proven Technology, Inc. ("Proven"), a company in substantially the same business as the Company. The combination was accounted for using the pooling-of-interests method of accounting. The Company exchanged 543,724 shares of its common stock for all the outstanding stock of Proven. Because of its size, the transaction does not require restatement of prior financial results.

     In May 1999, the Company paid $6,647,000 for substantially all the assets of Global Services, Inc. ("Global"), a company in the business of reselling used computer equipment. The acquisition was accounted for as a purchase. In two other transactions consummated at substantially the same time, the Company sold the residual interests in four computer lease schedules (with a book value of approximately $1,063,000) to Quest Residual Services LLC ("Quest") for a total price of $3,650,000. As discussed in Note 2, the Company determined that the sale of these lease residuals should be recorded as a part of the acquisition of Global. The primary assets acquired in this transaction were approximately $200,000 in used computer inventory, a customer list, and two-year employment agreements (with a one-year non-competition provision) with the two principal employees of Global who had relationships with the customers. The operating results of Global are included in the Company's consolidated statement of operations since May 1, 1999.

     On March 3, 2000, the Company acquired substantially all the assets of RAO Consulting Incorporated ("RAO"), an ERP consulting company which has an affiliation with a consulting practice in India. The purchase price of approximately $1,500,000 consisted of $300,000 in cash, a $300,000 promissory note (which was placed in escrow), and 333,000 shares of the Company's common stock delivered at closing. The purchase price also includes an earnout payment of 2-3 times EBITDA for the RAO business in fiscal 2001 in the event that such EBITDA exceeds $150,000 in that period. The acquisition was accounted for using the purchase method of accounting. In May 2000, the Company and RAO agreed that the escrow would change to include a $150,000 promissory note and 50,000 shares of Company common stock and that SCB would retire $150,000 of the original promissory note. The operating results of RAO are included in the Company's consolidated statement of operations since March 1, 2000.

4.   ACCOUNTS RECEIVABLE -- TRADE

     Accounts receivable - trade includes unbilled receivables of $3,870,737 and $13,813,099 under contracts to purchase services as of April 30, 2000 and 1999, respectively. Such amounts are billable upon completion of performance milestones. Substantially all of the unbilled receivables are expected to be collected within one year.

5.   INVESTMENT IN LEASING ACTIVITIES

     The company has investments in direct financing leases and non-cancelable operating leases. Discussed below are the components of each.

     The components of the net investment in direct financing leases are as follows:

                                                                  AS OF APRIL 30,
                                                           -------------------------------
                                                               2000               1999
                                                           ------------       ------------
     Minimum lease payments receivable                     $ 12,903,481       $ 15,912,574
     Unguaranteed residual values of leased equipment         3,189,926          4,260,804
     Indirect leasing costs                                     280,804            161,581
     Unearned income                                         (2,297,956)        (3,480,774)
                                                           ------------       ------------
     Net investment in direct financing leases             $ 14,076,255       $ 16,854,185
                                                           ============       ============

     The following is a summary by year of the future minimum lease payments receivable from direct financing leases and minimum future rentals on non-cancelable operating leases:

                                            MINIMUM LEASE
                                              PAYMENTS           MINIMUM        TOTAL PAYMENTS
     YEAR ENDING APRIL 30,                    RECEIVABLE         RENTALS          RECEIVABLE
     ---------------------                  --------------     -----------       -----------
            2001                             $ 6,871,909       $ 7,042,702       $13,914,611
            2002                               2,835,553         4,036,905         6,872,458
            2003                               2,319,679         1,482,123         3,801,802
            2004                                 593,280            18,803           612,083
            2005                                 283,060             1,442           284,502
                                             -----------       -----------       -----------
                                             $12,903,481       $12,581,975       $25,485,456
                                             ===========       ===========       ===========

     The minimum lease payments receivable for all direct financing leases and minimum future rentals on non-cancelable operating leases are assigned to lenders as security for non-recourse debt which is discussed in Note 6.


     The following items comprise the net amounts of leasing activities in the respective balance sheet captions:

                                                                April 30
                                                      -----------------------------
                                                         2000              1999
                                                      -----------       -----------
         Investment in leases
           Direct financing leases                    $14,076,255       $16,854,185
           Equipment under operating leases,
             net of accumulated depreciation
             of $6,680,934 in 2000 and $4,104,044
             in 1999.                                  13,063,344         5,983,135
                                                      -----------       -----------
                                                       27,139,599        22,837,320
                  Less: current portion                13,914,611        11,794,999
                                                      -----------       -----------
                                                      $13,224,988       $11,042,321
                                                      ===========       ===========

6.   NON-RECOURSE DEBT

     At April 30, 2000, the non-recourse debt balances were $10,324,911 and $10,106,882 for direct financing leases and operating leases, respectively. At April 30, 1999, the non-recourse debt balances were $14,186,516 and $3,643,765 for direct financing leases and operating leases, respectively. Substantially all of the proceeds from the issuance of non-recourse debt was used to purchase assets leased under direct financing and operating leases. The non-recourse financing, which bears interest at rates ranging from 6.2% to 14.0%, is secured by the assigned lease payments and the underlying leased property. The lenders receive lease payments directly from the lessees. The following is a summary of the future maturities of non-recourse debt:

            YEAR ENDING    DEBT RELATING TO DIRECT      DEBT RELATING TO
             APRIL 30,         FINANCING LEASES         OPERATING LEASES               TOTAL
            -----------    -----------------------      ----------------           ------------
               2001              $ 5,308,444              $ 4,386,262              $ 9,694,706
               2002                2,188,122                4,124,097                6,312,219
               2003                2,005,077                1,540,465                3,545,542
               2004                  550,257                   56,058                  606,315
               2005                  273,011                       --                  273,011
                                 -----------              -----------              -----------
                                 $10,324,911              $10,106,882              $20,431,793
                                 ===========              ===========              ===========

7.   DEBT

     The Company has a $5,000,000 line of credit with a bank which bears interest at a rate of prime plus 2.0% (10.5% at April 30, 2000) and is due upon demand. At April 30, 2000, and April 30, 1999, $4,974,288 was outstanding under this line of credit which is unsecured.

     Long-term debt consisted of the following at April 30, 2000 and 1999:

                                                                       APRIL 30,
                                                           -------------------------------
                                                               2000                1999
                                                           ------------       ------------
              Credit Facility and Term Loan                $ 43,015,722       $ 41,337,912
              Term notes                                      2,303,997          2,212,943
                                                           ------------       ------------
                                                             45,319,719         43,550,855
              Less current portion                           38,242,239          9,796,227
                                                           ------------       ------------
                                                           $  7,077,480       $ 33,754,628
                                                           ============       ============

     On February 17, 2000 the Company entered into the Fourth Amended and Restated Loan Agreement (the "Loan Agreement"). Under the Loan Agreement, the Company has a $26,250,000 revolving credit facility (the "Credit Facility"), a $15,000,000 term loan (the "Term Loan") and a $7,000,000 short-term loan (the "Short Term Loan") with a bank which is secured by receivables, inventory, equipment, fixtures and other assets of the Company. The Credit Facility, Term Loan, and Short Term Loan bear interest at LIBOR plus an additional margin depending on the funded debt to EBITDA ratio (9.1975 % and 6.43 % at April 30, 2000 and 1999, respectively).

     Pursuant to the Loan Agreement, the Credit Facility matures October 31, 2000, the Term Loan matures on July 31, 2002 and the Short Term Loan matures on May 17, 2000. Additionally, the Loan Agreement contains various covenants, including funded debt to EBITDA ratio, restrictions on capital expenditures and leasing obligations. The Loan Agreement also requires that any proceeds from the sale of assets or subsidiaries or from receipt of income tax refunds be used to pay down debt.

     On June 15, 2000 the Company entered into the Sixth Amended and Restated Loan Agreement (the "Modified Loan Agreement"). Under the Modified Loan Agreement, the maturity date of the Credit Facility is extended to December 15, 2000. Additionally, the Modified Loan agreement increases the allowable funded debt to EBITDA ratio and provides for a borrowing base certificate. In connection with this Credit Facility, the Company granted 250,000 common stock warrants to the lender at an exercise price equal to the average reported closing price per share during the thirty consecutive trading days ending on December 14, 2000. The fair value of the warrants will be amortized over the term of the loan.

     On August 11, 2000, the Company entered into the Seventh Amended and Restated Loan Agreement, which provided for $2,500,000 in a short-term loan and cancels certain financial covenants from the Second Amendment, some of which the Company was not in compliance with at April 30, 2000. This short-term loan matures on September 10, 2000.

     At April 30, 2000 and 1999, there was $25,727,000 and $27,656,000, respectively, outstanding under the Credit Facility. In May 2000, the Credit Facility was reduced by $1,000,000 from the proceeds of the TMR business unit and in July 2000 was reduced $1,725,000 from the proceeds of an income tax refund.

     The Term Loan is payable in monthly installments of $353,845 and at April 30, 2000 there was $10,288,722 outstanding under the Term Loan.

     The Short Term Loan was retired in May 2000 from the proceeds of the sale of the TMR business unit.

      The Company has several term notes with various lending institutions that bear interest at rates ranging from 8.4% to 10.5%. These notes have varying maturity dates ranging from August 2000 to May 2001. The notes are secured primarily by computer equipment, as the majority of the notes were obtained for the purchase of such equipment.

     Future maturities related to long-term debt are as follows:

                     YEAR ENDING APRIL 30,                 LONG-TERM DEBT
                     ---------------------                 --------------
                            2001                            $38,242,239
                            2002                              4,014,204
                            2003                              3,063,276
                                                            -----------
                                                            $45,319,719
                                                            ===========

8.   CAPITAL LEASE

     The Company has a capital lease for computer equipment used on various outsourcing engagements which requires payments of principal and interest of $624,000 in fiscal 2001,and $208,000 in fiscal 2002, with $42,193 of these payments representing interest. The present value of the minimum lease payments at April 30, 2000 and 1999, was $737,807 and $1,275,063, respectively. At April 30, 2000, the current portion of the present value of minimum lease payments is $583,976. The capital lease is secured by the equipment leased which is included in furniture, fixtures and equipment in the consolidated balance sheets at April 30, 2000 and 1999. The cost and accumulated depreciation of the computer equipment reflected in the consolidated balance sheet at April 30, 2000, were $379,522 and $260,921, respectively. The cost and accumulated depreciation of the computer equipment reflected in the consolidated balance sheet at April 30, 1999, were $379,522 and $166,011, respectively

9.  EMPLOYEE BENEFIT PLANS

     The Company has a profit-sharing plan with an employee stock ownership plan (the "ESOP") provision for full-time employees age 21 and over. Contributions are made at the discretion of the Board of Directors. The Company did not contribute to the plan for the years ended April 30, 2000, 1999 and 1998, but paid administrative expenses associated with the plan of $26,850, $21,510, and $21,960 in such years.

     The Company also provides a qualified 401(k) profit sharing plan for full-time employees age 21 or over who have been with the Company for thirty days by April 30. The Company matches a percentage of the employees contribution based on length of service. Contributions were $853,656, $538,758, and $144,330 for the years ended April 30, 2000, 1999 and 1998, respectively.

10.  EMPLOYMENT AGREEMENT

     The Company has an employment agreement with its Chairman that expires on October 31, 2001. This agreement provided for an annual base salary that effective May 5, 2000, was modified to $300,000. Additionally, at the initial signing of the contract the Company granted options to the executive to purchase 35,211 shares of common stock.

11.  LEASES

     Total rent expense for the years ended April 30, 2000, 1999 and 1998 was $2,079,126, $1,559,211, and $1,015,572, respectively. The Company leases certain office facilities and vehicles under terms of non-cancelable operating lease agreements which expire at various dates. Total future annual lease requirements are as follows:

                     YEAR ENDING APRIL 30,               LEASE REQUIREMENTS
                     ---------------------               ------------------
                            2001                            $ 2,344,446
                            2002                              2,006,518
                            2003                              2,060,011
                            2004                                630,914
                            2005                                661,951
                            Thereafter                        2,647,778
                                                            -----------
                                                            $10,351,618
                                                            ===========

12.  SIGNIFICANT CUSTOMERS

     The Company earns a significant portion of its revenue from its top five customers. Revenues earned from its top five customers totaled 37%, 36%, and 35% for the years ended April 30, 2000, 1999, and 1998, respectively. At April 30, 2000 and 1999, accounts receivable from these significant customers were $12,006,254 and $13,770,582, respectively.

13.  FEDERAL AND STATE INCOME TAXES

     Significant components of the provision for income taxes are as follows:

                                                    YEAR ENDED APRIL 30,
                                      -----------------------------------------------
                                          2000              1999              1998
                                      -----------       -----------       -----------
      Federal:
             Current                  $(5,587,577)      $ 1,667,268       $ 3,301,222
             Deferred                   1,412,365          (957,684)         (139,094)
                                      -----------       -----------       -----------
                                       (4,175,212)          709,584         3,162,128
                                      -----------       -----------       -----------
         State:
             Current                   (1,000,760)          308,490           770,411
             Deferred                     252,961          (149,153)          (28,468)
                                      -----------       -----------       -----------
                                         (747,799)          159,337           741,943
                                      -----------       -----------       -----------
         Total expense (benefit)      $(4,923,011)      $   868,921       $ 3,904,071
                                      ===========       ===========       ===========

     Deferred tax liabilities and assets are comprised of the following:

                                                       YEAR ENDED APRIL 30,
                                                  ----------------------------
                                                      2000             1999
                                                  -----------       ----------
         Deferred tax liabilities:
             Leasing activities                   $ 3,565,652       $2,927,189
             Deductible goodwill                      370,483          932,349
             Accumulated depreciation               2,337,351          838,405
                                                  -----------       ----------
             Total deferred tax liabilities         6,273,486        4,697,943
                                                  -----------       ----------

      Deferred tax assets:
             Goodwill impairment                    1,258,168               --
             Impairment of assets and provision
               for contract losses                    647,433        2,282,699
             Vacation expense                         794,134          663,546
             Net operating loss carryforward          871,718        1,685,367
             Allowance for doubtful accounts        1,151,486          181,110
                                                  -----------       ----------
             Total deferred tax assets              4,722,939        4,812,722
                                                  -----------       ----------

        Net deferred tax assets (liabilities)     $(1,550,547)      $  114,779
                                                  ===========       ==========

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                              YEAR ENDED APRIL 30,
                                 -------------------------------------------------------------------------------
                                            2000                       1999                       1998
                                 -------------------------     ---------------------     -----------------------
                                    AMOUNT         PERCENT       AMOUNT      PERCENT        AMOUNT       PERCENT
                                 -----------       -------     ----------    -------     ------------    -------
Tax at U.S. statutory rates      $(4,509,528)      (34.0%)     $660,358       34.0%      $3,396,440       34.0%
State income taxes, net of
    federal tax benefit             (470,235)       (3.5)       105,162        5.4          489,682        4.9
Other, net                            56,752         0.4        103,401        5.3           17,949        0.2
                                 -----------       -----       --------       ----       ----------       ----

                                 $(4,923,011)      (37.1%)     $868,921       44.7%      $3,904,071       39.1%
                                 ===========       =====       ========       ====       ==========       ====

     PCG has a federal income tax loss carryforward for tax return purposes of $2.2 million that was created primarily from leasing activities. The loss carryforward expires in various amounts through 2011.

14.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            YEAR ENDED APRIL 30,
                                                   -----------------------------------
                                                     2000           1999         1998
                                                   --------       -------      -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR:
     Net income (loss)                             $ (8,340)      $ 1,073      $ 6,085
                                                   ========       =======      =======

DENOMINATOR:
     Denominator for basic earnings per share
     - weighted average shares                       24,763        24,683       22,464
     Effect of dilutive securities:
     Employee stock options                               0           238          292
                                                   --------       -------      -------
     Denominator for diluted earnings
     per share - adjusted weighted average
     and assumed conversions                         24,763        24,921       22,756
                                                   ========       =======      =======

Basic earnings (loss) per share                    $  (0.34)      $  0.04      $  0.27
                                                   ========       =======      =======

Diluted earnings (loss) per share                  $  (0.34)      $  0.04      $  0.27
                                                   ========       =======      =======

15.  STOCK INCENTIVE PLANS

     The Stock Incentive Plans provide for the granting of incentive stock options or non-qualified options to employees and to the Company's non-employee directors to purchase shares of the Company's common stock. The options generally become exercisable within one to four years from the date of grant and expire ten years from the date of grant. Under the current plan, 780,139 shares of common stock are available for grant. The plan also provides for grants of stock appreciation rights and restricted stock. The following amounts reflect the effect of all stock dividends and splits declared through April 30, 2000:

                                    YEAR ENDED                  YEAR ENDED                 YEAR ENDED
                                  APRIL 30, 2000              APRIL 30, 1999             APRIL 30, 1998
                              ----------------------      ----------------------     -----------------------
                                            WEIGHTED                    WEIGHTED                    WEIGHTED
                                            AVERAGE                     AVERAGE                     AVERAGE
                                            EXERCISE                    EXERCISE                    EXERCISE
                               OPTIONS       PRICE         OPTIONS        PRICE       OPTIONS        PRICE
                              ---------     --------      ---------     --------     ---------      --------
Outstanding at May 1          2,123,095       $6.93       2,015,183       $7.01       1,093,050       $5.41
Granted                       1,604,550       $3.53         388,922       $6.74       1,172,075       $8.50
Exercised                        (1,300)      $5.34         (56,478)      $7.26        (112,330)      $6.75
Canceled                       (443,812)      $7.06        (224,532)      $7.24        (137,612)      $7.35
                              ---------                   ---------                   ---------
Outstanding at April 30       3,282,533       $5.24       2,123,095       $6.93       2,015,183       $7.01
                              =========                   =========                   =========
Exercisable at year end       2,299,983       $5.72       1,480,498       $7.04         874,983       $6.69
Weighted average fair
  value of options
  granted during year                         $2.72                       $3.22                       $4.25

     Exercise prices for options outstanding as of April 30, 2000, ranged from $2.72 to $13.25. The weighted average remaining contractual life of those options is approximately eight years.

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

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of
6.00 percent, 5.01 percent and 6.04 percent; no dividend yield; volatility factors of the expected market price of the Company's common stock of .992, .487 and .487; and a weighted average expected life of the option of five years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information follows:

                                                       2000                    1999                   1998
                                                   ------------             ----------             ----------
Pro forma net (loss) income:
    As reported -                                  $(8,340,307)             $1,073,307             $6,085,457
Pro forma - for SFAS No. 123                       (10,702,636)               $286,128             $3,464,477
Pro forma earnings per share:
     As reported - basic                                $(0.34)                  $0.04                  $0.27
     As reported - diluted                              $(0.34)                  $0.04                  $0.27
Pro forma - for SFAS No. 123 - basic                    $(0.43)                  $0.01                  $0.15
Pro forma - for SFAS No. 123 - diluted                  $(0.43)                  $0.01                  $0.15

16.  TVA SETTLEMENT

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

17.  IMPAIRMENT OF ASSETS AND PROVISION FOR CONTRACT LOSSES

     During the fourth fiscal quarter of 1999, the Company completed an evaluation of its operations related to a data center and determined that its best course of action would be to close the facility. The data center had historically generated revenues through data processing services for customers using legacy systems. However, due to changes in the industry conditions and significant increases in the pricing of software licenses used in conjunction with legacy systems, it became obvious that the data center would continually generate operating losses in the future without significant capital improvements. Consequently, the Company recorded a non-cash nonrecurring charge of $1,800,000 for contract loss reserves which management believed were sufficient to cover estimated losses on the wind-down of its remaining contractual obligations related to the data center.

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

     In April 2000, as called for by the Company's accounting policy, the Company evaluated all goodwill amounts to determine recoverability. Due to a dramatic change in market conditions combined with a short (three-year) amortization period, the Company determined $2,631,000 of the goodwill recorded in the Global acquisition is impaired.

18.  SEGMENT INFORMATION

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

     Summarized financial information concerning the operating segments in which the Company operated at April 30, 2000, 1999 and 1998, and for each of the years then ended is shown in the following tables:

                                                   2000            1999            1998
                                                ---------       ---------       ---------
                                                              (IN THOUSANDS)
              OPERATING SEGMENTS
        Revenue:
             Professional Services               $ 109,479       $ 110,060       $  78,399
             Enterprise Solutions                   48,478          41,956          27,323
             Corporate                                  --              --              --
                                                 ---------       ---------       ---------
                                                 $ 157,957       $ 152,016       $ 105,722
                                                 =========       =========       =========
        Income (loss) from operations: (a)
             Professional Services               $   8,780       $  16,693       $  14,421
             Enterprise Solutions                   (1,245)          4,664           2,078
             Corporate                             (13,550)         (7,511)         (5,498)
                                                 ---------       ---------       ---------
                                                 $  (6,015)      $  13,846       $  11,001
                                                 =========       =========       =========
        Total assets:
             Professional Services               $  28,095       $  35,281       $  28,528
             Enterprise Solutions                  102,038          98,463          64,202
             Corporate                              10,167           9,887           7,209
                                                 ---------       ---------       ---------
                                                 $ 140,300       $ 143,631       $  99,939
                                                 =========       =========       =========
        Expenditures for long-lived assets:
             Professional Services               $   1,290       $   1,341       $   1,336
             Enterprise Solutions                   27,406          37,741          24,042
             Corporate                               1,056           1,097           1,093
                                                 ---------       ---------       ---------
                                                 $  29,752       $  40,179       $  26,471
                                                 =========       =========       =========
        Depreciation and amortization:
             Professional Services               $   1,225       $     818       $     310
             Enterprise Solutions                    8,688           5,789           3,433
             Corporate                                 790             670             254
                                                 ---------       ---------       ---------
                                                 $  10,703       $   7,277       $   3,997
                                                 =========       =========       =========

(a) 2000 income from operations excludes the nonrecurring charges of $848,751 contract loss reserves and $2,631,000 for an impairment of long-lived assets. 1999 income from operations excludes the nonrecurring charges of $1,800,000 contract loss reserves and $3,950,000 for an impairment of long-lived assets (see Note 17) as well as a $2,700,000 nonrecurring charge related to the TVA settlement (see Note 16).


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

'
19.   UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS BY QUARTER

      The Company's unaudited consolidated results of operations for each quarter in fiscal 2000 and 1999 are set forth in the tables below.

                                                                       QUARTER ENDED
                                           ---------------------------------------------------------------------
                                              JULY 31,         OCTOBER 31,        JANUARY 31,        APRIL 30,
                                               1999               1999               2000               2000
                                           ------------       ------------       ------------       ------------
Revenue                                    $ 43,968,030       $ 43,325,671       $ 37,156,545       $ 33,506,748
Cost of services                             30,462,925         30,488,990         30,337,519         26,779,210
Provision for contract losses                        --                 --            848,751                 --
                                           ------------       ------------       ------------       ------------
Gross profit                                 13,505,105         12,836,681          5,970,275          6,727,538
Selling, general and administrative
expenses                                      8,678,828          9,381,072         10,945,197         16,898,484
Impairment of assets                                 --                 --                 --          2,631,000
                                           ------------       ------------       ------------       ------------
Income (loss) from operations                 4,826,277          3,455,609         (4,974,922)       (12,801,946)
Other income (expenses)                        (844,789)          (987,899)          (873,484)        (1,062,164)
                                           ------------       ------------       ------------       ------------
Income (loss) before taxes                    3,981,488          2,467,710         (5,848,406)       (13,864,110)
Income tax expense (benefit)                  1,595,463            985,528         (2,306,921)        (5,197,081)
                                           ------------       ------------       ------------       ------------
Net income (loss)                          $  2,386,025       $  1,482,182       $ (3,541,485)      $ (8,667,029)
                                           ============       ============       ============       ============

Net income (loss) per share - basic        $       0.10       $       0.06       $      (0.14)      $      (0.35)
                                           ============       ============       ============       ============

Net income (loss) per share - diluted      $       0.10       $       0.06       $      (0.14)      $      (0.35)
                                           ============       ============       ============       ============

Weighted average number of common
    shares (basic)                           24,711,924         24,711,924         24,711,924         24,878,524
                                           ============       ============       ============       ============
Adjusted weighted average
    number of common shares (diluted)        24,762,646         24,711,924         24,711,924         24,878,524
                                           ============       ============       ============       ============


                                                                       QUARTER ENDED
                                           ---------------------------------------------------------------------
                                             JULY 31,          OCTOBER 31,        JANUARY 31,        APRIL 30,
                                               1998               1998               1999               1999
                                           ------------       ------------       ------------       ------------
Revenue                                    $ 34,603,684       $ 38,917,885       $ 36,742,437       $ 41,751,855
Cost of services                             23,942,509         26,790,465         26,450,547         29,994,831
Provision for contract losses                        --                 --                 --          1,800,000
                                           ------------       ------------       ------------       ------------

Gross profit                                 10,661,175         12,127,420         10,291,890          9,957,024
Selling, general and administrative
    expenses                                  6,865,380          7,201,242          7,464,260          9,460,116
TVA settlement and severance
    payments                                  1,900,000            800,000                 --                 --
Impairment of assets                                 --                 --                 --          3,950,000
                                           ------------       ------------       ------------       ------------
Income (loss) from operations                 1,895,795          4,126,178          2,827,630         (3,453,092)
Other expenses                                  626,572            882,437          1,041,403            903,871
                                           ------------       ------------       ------------       ------------
Income (loss) before taxes                    1,269,223          3,243,741          1,786,227         (4,356,963)
Income tax expense (benefit)                    867,382          1,258,580            639,743         (1,896,784)
                                           ------------       ------------       ------------       ------------
Net income (loss)                          $    401,841       $  1,985,161       $  1,146,484       $ (2,460,179)
                                           ============       ============       ============       ============

Net income (loss) per share - basic        $       0.02       $       0.08       $       0.05       $      (0.10)
                                           ============       ============       ============       ============

Net income (loss) per share - diluted      $       0.02       $       0.08       $       0.05       $      (0.10)
                                           ============       ============       ============       ============

Weighted average number of common
   shares (basic)                            24,665,318         24,671,661         24,683,382         24,709,965
                                           ============       ============       ============       ============
Adjusted weighted average
   number of common shares (diluted)         25,114,168         24,844,604         24,918,710         24,709,965
                                           ============       ============       ============       ============

     Summarized in the tables below is the aggregate pre-tax impact of the adjustments contained in the Company's unaudited consolidated results of operations for the first three quarters of fiscal 2000 and for each quarter in fiscal 1999. The adjustments are grouped according to the types of transactions involved or accounting entries affected. See Note 2 for further information regarding the adjustments.

                                                                         2000
                                 --------------------------------------------------------------------------------------
                                 QUARTER ENDED    QUARTER ENDED      QUARTER ENDED     QUARTER ENDED       YEAR ENDED
                                 JULY 31, 1999   OCTOBER 31, 1999   JANUARY 31, 2000   APRIL 30, 2000    APRIL 30, 2000
                                 -------------   ----------------   ----------------   --------------    --------------
Revenue:
  Client services agreement        $ 202,806         $ 202,806         $ 202,806         $       --        $ 608,418
  Direct financing leases            110,623           102,703            94,432                 --          307,758
  Revenue recognition               (613,691)          206,995                --                 --         (406,696)
                                   ---------         ---------         ---------         ----------        ---------

  (Decrease) increase              $(300,262)        $ 512,504         $ 297,238                 --        $ 509,480
                                   =========         =========         =========         ==========        =========

Direct Expense:
  Client service agreement         $ 101,329         $  34,917         $  34,917         $       --        $ 171,163
  Direct financing leases            (10,413)          (10,413)          (10,413)                --          (31,239)
  Revenue recognition               (211,713)               --                --                 --         (211,713)
  Other                              114,225           172,659            58,868                 --          345,752
  Prior unrecorded audit
        adjustments                 (226,000)               --                --                 --         (226,000)
                                   ---------         ---------         ---------         ----------        ---------

  (Decrease) increase              $(232,572)        $ 197,163         $  83,372         $       --        $  47,963
                                   =========         =========         =========         ==========        =========
SG&A Expense:
  Residual interest in
        remarketed leases          $ 143,954         $ 143,954         $ 143,953         $       --        $ 431,861
  Revenue recognition                (60,292)         (101,718)         (263,968)                --         (425,978)
  Other                                   --           128,000          (249,000)                --         (121,000)
  Other accrued expenses            (155,567)          (15,567)          (15,567)                --         (186,701)
  Other accrued expenses            (323,328)               --                --                 --         (323,328)
  Prior unrecorded audit
        adjustments                   16,625            16,625           (89,250)                --          (56,000)
                                   ---------         ---------         ---------         ----------        ---------
  (Decrease) increase              $(378,608)        $ 171,294         $(473,832)        $       --        $(681,146)
                                   =========         =========         =========         ==========        =========



                                                                         1999
                                 --------------------------------------------------------------------------------------
                                 QUARTER ENDED    QUARTER ENDED      QUARTER ENDED     QUARTER ENDED       YEAR ENDED
                                 JULY 31, 1998   OCTOBER 31, 1998   JANUARY 31, 1999   APRIL 30, 1999    APRIL 30, 1999
                                 -------------   ----------------   ----------------   --------------    --------------
Revenue:
  Client services agreement        $  32,367         $ 173,691         $   183,396         $   202,806         $   592,260
  Residual interest in
        remarketed leases                 --                --          (1,650,000)         (1,116,451)         (2,766,451)
  Direct financing leases           (650,563)         (299,719)            123,568             116,996            (709,718)
  Revenue recognition               (171,117)          370,846            (216,138)           (183,602)           (200,011)
  Other                             (230,613)         (397,558)           (317,839)           (549,442)         (1,495,452)
  Prior unrecorded audit
        adjustments                  135,000          (210,000)                 --                  --             (75,000)
                                   ---------         ---------         -----------         -----------         -----------

  (Decrease) increase              $(884,926)        $(362,740)        $(1,877,013)        $(1,529,693)        $(4,654,372)
                                   =========         =========         ===========         ===========         ===========

Direct Expense:
  Client service agreement         $ 113,215         $ 234,153         $   234,153         $   234,153         $   815,674
  Direct financing leases             17,493             8,191             (10,413)            (95,413)            (80,142)
  Other                             (230,613)         (397,558)           (317,839)           (527,510)         (1,473,520)

  Prior unrecorded audit
        adjustments                       --                --                  --             276,000             276,000
                                   ---------         ---------         -----------         -----------         -----------
  (Decrease) increase              $ (99,905)        $(155,214)        $   (94,099)        $  (112,770)        $  (461,988)
                                   =========         =========         ===========         ===========         ===========

SG&A Expense:
  Other accrued expenses           $      --                --                  --             380,000             380,000
  Other accrued expenses              22,398            51,614              51,613             746,509             872,134
  Prior unrecorded audit
        adjustments                   16,625            16,625              16,625             115,625             165,500
                                   ---------         ---------         -----------         -----------         -----------

  (Decrease) increase              $  39,023         $  68,239         $    68,238         $ 1,242,134         $ 1,417,634
                                   =========         =========         ===========         ===========         ===========

20.  SUBSEQUENT EVENTS

     On May 2, 2000 the Company sold substantially all the assets of TMR for a price of $9,675,000 in cash, plus the assumption of certain liabilities. The Company retained approximately $1,500,000 in working capital of TMR which was not included in the transaction. Of the proceeds from the sale, the Company used $8,000,000 to repay a $7,000,000 loan obtained for the Global acquisition and $1,000,000 to permanently reduce the outstanding balance under the Credit Facility.

21.  MANAGEMENT'S PLANS

     In May and June 2000, the Company reassessed its strategic direction, organization structure and costs under the direction of its newly appointed chief executive officer. In June the Board approved the new chief executive officer's plans and the Company began implementing organization changes and cost reductions, especially in the areas of selling, general and administrative expenses.

     Additionally the Company began focusing on reducing direct costs through management of its recruiting process and more closely monitoring non-chargeble time of its consultants. Another strategy implemented by the new chief executive officer is to focus the Company's sales and marketing efforts for new business on the products and services of the Company's core competency, IT staffing and consulting. The Company expects these efforts to increase gross profits.

     As discussed in Note 20, the Company reduced its debt by $8,000,000 in May 2000. The Company also intends to use the proceeds from the $1,000,000 escrow fund established in the TMR sale to repay debt when it is released. In addition, the Company plans to use $5,500,000 of its anticipated income tax refunds to repay debt. The Company also is evaluating other non-core assets for potential divestiture.

     The Company expects that the changes made in operations, combined with a substantial reduction in debt, will yield the financial performance to achieve positive cash flows and to extend its debt by greater than one year when the debt matures on December 15, 2000.

22.  LITIGATION AND LEGAL PROCEEDINGS

     In April and May 2000, six shareholders of the Company filed separate purported class action lawsuits in the United States District Court for the Western District of Tennessee against the Company and certain of its then directors and officers. In each case, the plaintiff seeks certification of a plaintiff class consisting of all persons who purchased or otherwise acquired the Company's common stock within a specified prior period, other than the Company's directors and officers and related persons and entities. The suits, which are substantially the same, generally allege that the defendants violated federal securities laws by making false and misleading statements regarding the Company's financial results, which artificially inflated the market price of the Company's common stock and caused the plaintiffs and other class members to purchase the Company's common stock at such inflated prices. The suits seek unspecified monetary damages. On June 1, 2000, the court ordered the consolidation of each lawsuit into a single matter designated as the In re SCB Computer Technology Securities Litigation. The Company is reviewing the litigation and intends to respond in a timely manner. As of the date hereof, the Company is unable to predict the outcome of the litigation and its ultimate effect, if any, on the Company's consolidated financial condition and results of operations.

     The Company is involved in various other claims and litigation incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information under the caption "Item 4. Changes in Registrant's Certifying Accountant" in the current report on Form 8-K filed by the Company with the Securities and Exchange Commission (the "Commission") on April 14, 2000, and the information under the caption "Item 4. Changes in Registrant's Certifying Accountant" in the current report on Form 8-K filed by the Company with the Commission on July 3, 2000, are incorporated herein by reference in response to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information under the caption "Item 1 - Election of Directors" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"), and the information under the caption "Item 1. Business - Executive Officers" in this report, are incorporated herein by reference in response to this item.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

         See the Index to Consolidated Financial Statements included in Item 8 of this report for a list of the financial statements filed as part of this report.

    (2)  FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts.

    (3)  EXHIBITS

        The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

(B)      REPORTS ON FORM 8-K

         On April 14, 2000, the Company filed with the Commission a current report on Form 8-K relating to the resignation of Ernst & Young LLP as the Company's independent auditor. On April 21, 2000, the Company filed with the Commission a current report on Form 8-K regarding the filing of certain lawsuits against the Company which are described in greater detail under the caption "Item 3. Legal Proceedings" in this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SCB COMPUTER TECHNOLOGY, INC.



                                    By: /s/   T. Scott Cobb
                                       --------------------------
                                       T. Scott Cobb
                                       Chief Executive Officer

Date:   August 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                     TITLE                                     DATE
-----------------------------------     --------------------------------------------          -----------------
         Ben C. Bryant, Jr.             Chairman of the Board                                  August 14, 2000
----------------------------------
         Ben C. Bryant, Jr.



         T. Scott Cobb                  Chief Executive Officer                                August 14, 2000
----------------------------------      (principal executive officer)
         T. Scott Cobb



         Michael J. Boling              Executive Vice President - Finance                     August 14, 2000
---------------------------------       and Chief Financial Officer
         Michael J. Boling              (principal financial and accounting officer)


         Jack R. Blair                  Director                                               August 14, 2000
---------------------------------
         Jack R. Blair



         George E. Cates                Director                                               August 14, 2000
---------------------------------
         George E. Cates



         James E. Harwood               Director                                               August 14, 2000
---------------------------------
         James E. Harwood



         Robert G. McEniry              Director                                               August 14, 2000
---------------------------------
         Robert G. McEniry

                 Schedule II - Valuation and Qualifying Accounts
                          SCB Computer Technology, Inc.



                   Col. A                      Col. B                 Col. C                    Col. D       Col. E
                                                                     Additions
                                             Balance At      Charged            Charged                       Balance
                                             Beginning       To Costs           To Other                      At End
                 Description                 Of Period      And Expenses        Accounts        Deductions    Of Period
-------------------------------------------------------------------------------------------------------------------------
       Year Ended April 30, 2000
Reserves deducted in the balance
  sheet from the assets to which they apply
  Allowance for losses on:
    Accounts Receivable - Trade              $  579,175      $3,024,415        $       --      $2,084,117      $1,519,473
    Other Assets - Notes Receivable                  --       1,000,000                --              --       1,000,000
                                             -----------------------------------------------------------------------------
                                             $  579,175      $4,024,415        $       --      $2,084,117      $2,519,473
                                             =============================================================================
       Year Ended April 30, 1999
Reserves deducted in the balance
  sheet from the assets to which they apply
  Allowance for losses on:
    Accounts Receivable - Trade              $  322,891      $  256,284        $       --      $       --      $  579,175
                                             -----------------------------------------------------------------------------
                                             $  322,891      $  256,284        $       --      $       --      $  579,175
                                             =============================================================================
       Year Ended April 30, 1998
Reserves deducted in the balance
  sheet from the assets to which they apply
  Allowance for losses on:
    Accounts Receivable - Trade              $   21,289      $  301,602        $       --      $       --      $  322,891
                                             -----------------------------------------------------------------------------

                                             $   21,289      $  301,602        $       --      $       --      $  322,891
                                             =============================================================================

                                        EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
------                               ----------------------
 2.1     Agreement and Plan of Merger dated as of September 20, 1996, among the
         Company, Delta Acquisition, Inc., Delta Software Systems, Inc., and the
         shareholders of Delta Software Systems, Inc., including form of
         Indemnity and Escrow Agreement (incorporated herein by reference to
         Exhibit 2 to the Company's current report on Form 8-K dated October 8,
         1996). Schedules and other exhibits have been omitted from this filing.
         The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

 2.2     Asset Purchase Agreement dated as of February 28, 1997, among the
         Company, TMR Acquisition, Inc., Technology Management Resources, Inc., and the shareholders of Technology Management Resources, Inc.
         (incorporated herein by reference to Exhibit 2.2 to the Company's registration statement on Form S-3 (Registration No. 333-22869)).
         Schedules and other exhibits have been omitted from this filing. The
         Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

 2.3     Settlement Agreement and Release dated December 30, 1997, among the
         Company, Technology Management Resources, Inc. (formerly TMR
         Acquisition, Inc.), Marino Holdings, Inc. (formerly Technology
         Management Resources, Inc.), Thomas R. Marshall, and Thomas V. Ruffino
         (incorporated herein by reference to Exhibit 2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended January 31,
         1998).

 2.4 Stock Purchase Agreement dated as of June 30, 1997, among the Company and the shareholders of Partners Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated July 24, 1997). Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

 2.5 Stock Purchase Agreement dated as of June 30, 1997, among the Company and the shareholders of Partners Resources, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's current report on Form 8-K dated July 24, 1997). Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

 2.6* Agreement and Plan of Merger dated as of April 22, 1998, among the Company, PTI Acquisition, Inc., Proven Technology, Inc., and the shareholders of Proven Technology, Inc., as amended by Amendment to Agreement and Plan of Merger dated as of April 22, 1998, among the parties. Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

 2.7     Asset Purchase Agreement dated as of May 1, 1999, among the Company,
         Partners Resources, Inc., Global Services, Inc., and the shareholders of Global Services, Inc. (incorporated herein by reference to Exhibit
         2.6 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1999). Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

 2.8*    Asset Purchase Agreement dated March 1, 2000, among the Company, RAO
         Consulting Incorporated, and the shareholder of RAO Consulting
         Incorporated. Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

 2.9 Asset Purchase Agreement dated as of April 29, 2000, among MAXIMUS, Inc., the Company, and Technology Management Resources, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated April 29, 2000). Schedules and other exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

 3.1 Amended and Restated Charter of the Company (incorporated herein by reference to Exhibit 3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1998).

 3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (Registration No. 33-80707)).

 4.1 Specimen certificate evidencing the Company's common stock (incorporated herein by reference to Exhibit 4.1 to the Company's registration statement on Form S-1 (Registration No. 33-80707)).

 4.2 Article 7 of the Amended and Restated Charter of the Company, as amended (included in Exhibit 3.1 hereto, which is incorporated herein by reference to Exhibit 3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1998).

 10.1* Second Amended and Restated Loan Agreement dated as of July 31, 1998, among NationsBank of Tennessee, N.A., the Company, and certain of its subsidiaries, including the form of Term Loan Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 31,
         1998), as amended by (1) First Modification of Second Amended and Restated Loan Agreement dated as of September 15, 1998, among the parties thereto (incorporated herein by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1999), (2) Second Modification of Second Amended and Restated Loan Agreement dated as of May 20, 1999, among the parties thereto (incorporated herein by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1999),
         (3) Third Modification of Second Amended and Restated Loan Agreement dated as of June 21, 1999, among the parties thereto (incorporated herein by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1999), (4) Fourth Modification of Second Amended and Restated Loan Agreement dated as of February 17, 2000, among the parties thereto (incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended January 31, 2000), (5) Fifth Modification of Second Amended and Restated Loan Agreement dated as of May 1, 2000, among the parties thereto, (6) Sixth Modification of Second Amended and Restated Loan Agreement dated as of June 5, 2000, among the parties thereto, and accompanying Common Stock Purchase Warrant issued by the Company to Bank of America, N.A., and (7) Seventh Modification of Second Amendment and Restated Loan Agreement dated as of August 11,2000, among the parties

Executive Compensation Plans and Arrangements Filed as Exhibits Pursuant to Item 14(c) of Form 10-K: Exhibits 10.2 through 10.4

 10.2 SCB Computer Technology, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-80707)).

 10.3* SCB Computer Technology, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company's definitive proxy statement dated September 25, 1998), as amended by (1) Amendment No. 1 to 1997 Stock Incentive Plan dated as of November 3, 1998, (2) Amendment No. 2 to 1997 Stock Incentive Plan dated as of December 14, 1999, and (3) Amendment No. 3 to 1997 Stock Incentive Plan dated as of August 7, 2000.

 10.4* Employment Agreement dated as of November 1, 1998, between the Company and Ben C. Bryant, Jr. (incorporated herein by reference to Exhibit
         10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended January 31, 1999), as amended by (1) First Modification to Employment Agreement dated as of November 1, 1999, between the parties (incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended January 31, 2000), and (2) Second Modification to Employment Agreement dated as of May 5, 2000, between the parties.

 11 Computation of Earnings Per Share (included in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report).

 21 Subsidiaries of the Company (incorporated herein by reference to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1998).

 23.1*   Consent of BDO Seidman, LLP.

 23.2*   Consent of Ernst & Young LLP.

 27      Financial Data Schedule - Fiscal Year Ended April 30, 2000.

-------------------
*  All or part of this exhibit is filed herewith.