Form 10-K/A
period 2000-04-30
SCB COMPUTER TECHNOLOGY INC
filed 2000-08-28
CIK 1005268

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

       The directors of the Company and a summary of their business experience are set forth below.

       JACK R. BLAIR. Mr. Blair, age 58, has been a director of the Company since December 14, 1999, and has been elected the Company's non-executive Chairman of the Board effective as of September 1, 2000. He was a director from 1989 to 1998, and a Group President from 1987 to 1998, of Smith & Nephew plc, a global medical device manufacturer. Mr. Blair was President of Richards Medial Company, which Smith & Nephew plc acquired in 1986, from 1982 to 1987. He is a director of AdvaMed, a health industry manufacturers association; National Bank of Commerce; and Bulab Holdings, Inc., the parent company of Buckman Laboratories, a manufacturer of specialty industrial chemicals.

       BEN C. BRYANT, JR. Mr. Bryant, age 53, is a co-founder of the Company and has been Chairman of the Board since December 1, 1999. He previously served the Company as Vice Chairman of the Board from 1984 to December 1, 1999, Chief Executive Officer from 1984 to May 5, 2000, President from 1996 to May 5, 2000, and Treasurer from 1984 to May 5, 2000. Mr. Bryant was a partner in Seltmann, Cobb & Bryant, the Company's predecessor, from its formation in 1976 to 1984. On July 12, 2000, he resigned as Chairman of the Board of the Company effective as of September 1, 2000.

       GEORGE E. CATES. Mr. Cates, age 62, has been a director of the Company since December 14, 1999. He has been Chairman of the Board and Chief Executive Officer of Mid-America Apartment Communities, Inc. ("MAAC"), a real estate investment trust that owns and operates apartment communities primarily in the southeastern United States, since 1994. He also was President of MAAC from 1994 to 1996. Mr. Cates was President and Chief Executive Officer of The Cates Company, an owner and operator of apartment communities, from 1977 until its merger with MAAC in 1994. He is a director of First Tennessee National Corporation, a bank holding company.

       JAMES E. HARWOOD. Mr. Harwood, age 64, has been a director of the Company since 1996. He has been President of Sterling Equities, Inc., an investment services firm, since 1990. Mr. Harwood held several executive positions with Schering-Plough Corporation, a pharmaceutical and health care products company, from 1980 to 1990. He also is a director of Morgan Keegan & Company, Inc., an investment banking firm; Union Planters Corporation, a bank holding company; and Washington Life Insurance Co.

       ROBERT G. MCENIRY. Mr. McEniry, age 59, has been a director of the Company since December 14, 1999. Since 1996 he has been Chairman of the Board and Chief Executive Officer of nexAir LLC ("nexAir"), a distributor of atmospheric and industrial gases, safety and welding equipment, specialized medical equipment, and industrial supplies. He was President of Standard Welders Supply Company, a predecessor to nexAir, from 1971 to 1996, and held various sale and management positions there beginning in 1963. Mr. McEniry is a member of the board of advisors of the Steel Processing Center and is active in several industrial associations.

EXECUTIVE OFFICERS

       The information under the caption "Item 1. Business - Executive Officers" in this report is incorporated herein by reference in response to this item.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers and the beneficial owners of more than 10% of the outstanding shares of the Company's common stock (the "Reporting Persons") file initial reports of, and subsequent reports of changes in, beneficial ownership of the common stock with the Securities and Exchange Commission (the "SEC"). The Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports filed with the SEC. Based solely on the Company's review of the copies of such reports and written representations from certain Reporting Persons furnished to the Company, the Company believes that the Reporting Persons complied with all applicable Section 16(a) filing requirements during fiscal 2000, except that T. Scott Cobb, upon returning to the Company as Chief Executive Officer in May 2000, did not file his initial report of beneficial ownership until June 2000.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth summary compensation information for each of the last three fiscal years with respect to (1) the Company's Chief Executive Officer in fiscal 2000 (Ben C. Bryant, Jr., who subsequently resigned from such position on May 5, 2000); (2) the four other most highly compensated executive officers of the Company for fiscal 2000 who were serving in such capacities on April 30, 2000 (Michael J. Boling, Jeffrey S. Cobb, Gordon L. Bateman, and Gary
E. McCarter, of whom Mr. McCarter subsequently resigned from the Company effective as of June 30, 2000); and (3) one executive officer of the Company who would have been among the four other most highly compensated executive officers of the Company for fiscal 2000 had he been serving in such capacity on April 30, 2000 (T. Scott Cobb, who resigned as Chairman of the Board on November 16,
1999, and subsequently was elected Chief Executive Officer on May 5, 2000).


                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                                                          ------------
                                                                                            NUMBER OF
                                                                                              STOCK
                                                       FISCAL      ANNUAL COMPENSATION       OPTIONS      ALL OTHER
     NAME AND PRINCIPAL POSITIONS                       YEAR       SALARY(1)     BONUS       GRANTED    COMPENSATION
     ----------------------------                       ----       ---------     -----       -------    ------------
Ben C. Bryant, Jr.(2)                                   2000      $461,458         --           --        $14,785(3)
    Chairman of the Board                               1999       362,500         --         35,211       10,600
                                                        1998       300,000         --           --          7,608

T. Scott Cobb(4)                                        2000       232,516         --           --          6,405(5)
    Chief Executive Officer                             1999       362,500         --         35,211       13,600
                                                        1998       300,000         --           --         10,608

Michael J. Boling(6)                                    2000       120,833       60,417      100,000        4,389(7)
    Executive Vice President - Finance,                 1999          --           --           --           --
    Chief Financial Officer, and Treasurer              1998          --           --           --           --

Jeffrey S. Cobb(8)                                      2000       305,930         --        200,000       15,500(9)
    President - Professional Services                   1999       178,500         --           --         14,300
    Division                                            1998       132,000         --           --          1,990

Gordon L. Bateman                                       2000       214,583         --        100,000       14,234(10)
    Chief Administrative Officer                        1999       170,000         --           --          9,751
                                                        1998       140,000         --           --          5,303

Gary E. McCarter(11)                                    2000       252,241         --        425,000       14,635(12)
    Former Chief Financial Officer and                  1999       191,154         --           --          3,083
    President - Enterprise Solutions Division           1998       140,000         --           --          1,389


----------------

(1) The salary figures shown in the table include amounts deferred by the employees under the Company's deferred compensation plans.

(2) Mr. Bryant was Vice Chairman of the Board until he was elected Chairman of the Board on December 1, 1999. He also was Chief Executive Officer, President, and Treasurer until he resigned from these positions on May 5, 2000. Mr. Bryant has resigned as Chairman of the Board effective as of August 31, 2000.

(3) Mr. Bryant's other compensation for fiscal 2000 consisted of $5,095 of Company matching contributions under a deferred compensation plan, $690 for excess life insurance, and $9,000 as an automobile allowance.

(4) T. Scott Cobb was Chairman of the Board until he resigned on November 16, 1999. He was elected Chief Executive Officer on May 5, 2000.

(5) T. Scott Cobb's other compensation for fiscal 2000 consisted of $1,155 for excess life insurance and $5,250 as an automobile allowance.

(6) Mr. Boling was elected Executive Vice President - Finance and Chief Financial Officer on December 1, 1999, and Treasurer on May 5, 2000.

(7) Mr. Boling's other compensation for fiscal 2000 consisted of $363 of Company matching contributions under a deferred compensation plan, $276 for excess life insurance, and $3,750 as an automobile allowance.

(8) Jeffrey S. Cobb was Chief Operating Officer until he was elected President - Professional Services Division on December 1, 1999.

(9) Jeffrey S. Cobb's other compensation for fiscal 2000 consisted of $6,477 of Company matching contributions under a deferred compensation plan, $216 for excess life insurance, and $8,807 as an automobile allowance.

(10) Mr. Bateman's other compensation for fiscal 2000 consisted of $4,751 of Company matching contributions under a deferred compensation plan, $483 for excess life insurance, and $9,000 as an automobile allowance.

(11) Mr. McCarter was Chief Financial Officer until he was elected President - Enterprise Solutions Division on December 1, 1999. He resigned as President - Enterprise Solutions Division as of June 30, 2000.

(12) Mr. McCarter's other compensation for fiscal 2000 consisted of $5,083 of Company matching contributions under a deferred compensation plan, $552 for excess life insurance, and $9,000 as an automobile allowance.

STOCK OPTION GRANTS IN FISCAL 2000

       The table below sets forth information regarding grants of stock options made to the executive officers named in the Summary Compensation Table during fiscal 2000 and the potential realizable value of such stock options at assumed annual rates of stock price appreciation for the ten-year option terms.


                                                                                    POTENTIAL REALIZABLE VALUE AT
                                       PERCENTAGE OF                                   ASSUMED ANNUAL RATES OF
                        NUMBER OF      TOTAL OPTIONS                                   STOCK PRICE APPRECIATION
                         OPTIONS        GRANTED TO     EXERCISE                         FOR OPTION TERM(2)
                       GRANTED IN      EMPLOYEES IN     PRICE        EXPIRATION     -----------------------------
      NAME             FISCAL 2000     FISCAL 2000    ($/SHARE)        DATE(1)          5%              10%
      ----             -----------     ------------   ---------      ----------       -------        --------
Ben C. Bryant, Jr.         --              --             --            --               --              --

T. Scott Cobb              --              --             --            --               --              --

Michael J. Boling       100,000(3)         5.9%        $2.9375      12/01/2009      $  184,738      $  468,162

Jeffrey S. Cobb         200,000(4)        11.9          3.75        10/07/2009         471,671       1,195,307

Gordon L. Bateman       100,000(5)         5.9          3.75        10/07/2009         235,835         597,653

Gary E. McCarter        425,000(6)        25.3          3.75        10/07/2009       1,002,301       2,540,027


----------------

(1) The Compensation Committee, which administers the 1997 Stock Incentive Plan (the "1997 Plan") and the Company's other incentive plans, has general authority to accelerate, extend or otherwise modify the benefits under the stock options in certain circumstances within overall plan and other limitations. The Compensation Committee has no present intention to exercise that authority with respect to these stock options.

(2) These dollar figures represent the potential realizable value of each grant of stock options, assuming that the market price of the common stock appreciates in value from the date of grant to the end of the ten-year option term at annualized rates of 5% and 10%. These assumed rates of stock price appreciation have been established by the SEC solely for the purpose of this disclosure. The Company's use of this option valuation methodology should not be interpreted as an endorsement of its accuracy. The actual value of the stock options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

(3) The stock options granted to Mr. Boling in fiscal 2000 become exercisable as follows: 50,000 shares on December 1, 1999; and 50,000 shares on June 1, 2000.

(4) The stock options granted to Mr. Cobb in fiscal 2000 become exercisable as follows: 100,000 shares on October 7, 1999; and 100,000 shares on October 7, 2000.

(5) The stock options granted to Mr. Bateman in fiscal 2000 become exercisable as follows: 50,000 shares on October 7, 1999; and 50,000 shares on October 7, 2000.

(6) The stock options granted to Mr. McCarter in fiscal 2000 originally became exercisable as follows: 300,000 shares on October 7, 1999; and 125,000 shares on October 7, 2000. In accordance with the 1997 Plan, all of Mr. McCarter's stock options, including those granted in fiscal 2000, terminated as of June 30, 2000, as a result of his resignation from the Company; however, the Company has allowed Mr. McCarter a period of three years after the date of his resignation (i.e., until June 30, 2003) in which to exercise the 300,000 stock options that were granted in fiscal 2000 and were vested as of his resignation date.

STOCK OPTION EXERCISES AND VALUES FOR FISCAL 2000

       The executive officers named in the Summary Compensation Table did not exercise any stock options during fiscal 2000. The table below sets forth information concerning the number and value of their unexercised options at April 30, 2000.



                        NUMBER OF SHARES UNDERLYING        VALUE OF UNEXERCISED
                           UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS AT
                              APRIL 30, 2000                  APRIL 30, 2000*
                        ---------------------------     --------------------------
     NAME               EXERCISABLE   UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
     ----               -----------   -------------     -----------  -------------
Ben C. Bryant, Jr.         35,211           --             $ --          $ --

T. Scott Cobb                --             --               --            --

Michael J. Boling          50,000         50,000             --            --

Jeffrey S. Cobb           190,300        100,000             --            --

Gordon L. Bateman         140,300         50,000             --            --

Gary E. McCarter          412,300        125,000             --            --


-------------

* In accordance with the SEC's rules, a stock option is in-the-money if the fair market value of the underlying security exceeds the exercise price of the option. For the purposes of this table, the fair market value of the Company's common stock is deemed to be $2.125 per share, which is the closing sale price of the common stock reported for transactions effected on the Nasdaq Stock Market ("Nasdaq") on April 13, 2000. Nasdaq suspended trading in the common stock on April 14, 2000, up to and beyond April 30, 2000, and subsequently delisted the common stock on August 18, 2000. As so determined, the fair market value of the common stock is less than the exercise prices of all the stock options shown in the table. Consequently, none of the options is in-the-money.

COMPENSATION OF DIRECTORS

       The Company compensates its outside (i.e., non-employee) directors for service in such capacity. Directors who are also employees of the Company are not separately compensated for their service as directors. All directors are reimbursed for their actual out-of-pocket expenses incurred in attending meetings.

       Effective as of December 14, 1999, the Company adopted new guidelines for the compensation of outside directors. The compensation of outside directors consists of (1) an annual cash retainer of $20,000; (2) a cash fee of $1,000 for each meeting of the Board of Directors or any of its committees attended by a director or committee member, with an additional cash fee of $1,000 to be paid to the chairman of the meeting due to the additional responsibilities attendant to such position; (3) upon initial election as a director, a grant of stock options to purchase 20,000 shares of common stock at an exercise price equal to the fair market value on the effective date of grant; and (4) upon re-election as a director, a grant of stock options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value on the effective date of grant. The principal goals of this compensation program are to enhance the equity and incentive elements of outside director compensation through reliance on stock option grants, to reward such directors for taking on extra responsibilities such as service on a committee, and to make the total compensation package an effective tool for the retention and recruitment of qualified, talented outside directors.

EMPLOYMENT AND OTHER AGREEMENTS

       BEN C. BRYANT, JR. Ben C. Bryant, Jr., serves as an executive officer and employee of the Company pursuant to an employment agreement entered into on November 1, 1998. The term of Mr. Bryant's employment is three years ending on October 31, 2001, unless the Company or he gives written notice to the contrary at least 30 days prior to the second anniversary of the agreement or any anniversary thereafter, in which event the term will be extended for an additional year so that the remaining term always will be two years from such anniversary. The Company and Mr. Bryant modified the employment agreement twice during fiscal 2000 - effective as of November 1, 1999, and May 5, 2000 - each time to reduce the current base salary payable to Mr. Bryant thereunder. The agreement provides for Mr. Bryant to receive a base salary at the rate of $425,000 per year during the period from November 1, 1998, to January 31, 2000, $600,000 per year during the period from February 1, 2000, to May 4, 2000, and $300,000 per year from May 5, 2000, to the expiration date. The Company paid Mr. Bryant a base salary of $461,458 in fiscal 2000. He also is entitled to receive incentive compensation as determined in accordance with any bonus plan authorized by the Compensation Committee of the Board of Directors. Mr. Bryant did not receive an annual incentive bonus for fiscal 2000.

       Mr. Bryant's employment with the Company may be terminated under various circumstances as provided in his employment agreement. If the Company terminates Mr. Bryant's employment for "cause", or if he terminates his employment with the Company for any reason (subject to the "change in control" provisions of his agreement), the Company will be obligated to pay him his base salary through the termination date. The term "cause" is defined as any act that is materially inimical to the best interests of the Company and that constitutes on the part of Mr. Bryant personal dishonesty, willful misconduct, breach of fiduciary duty, intentional failure to perform his stated duties as an executive officer of the Company, willful violation of any law, governmental rule or regulation (other than traffic violations or similar offenses) or final cease and desist order, or material breach of his employment agreement. If the Company terminates Mr. Bryant's employment due to his disability or for any other reason other than "cause" (subject to the "change in control" provisions of his agreement), or if his employment is terminated due to his death, the Company will be obligated to pay him or his estate his base salary through the expiration date of the agreement.

       Mr. Bryant's employment agreement also contains provisions relating to the termination of his employment following a "change in control" of the Company. The term "change in control" is defined as any of the following events:
(a) any person or entity, with certain exceptions, becomes the beneficial owner of 35% or more of the combined voting power of the Company's then outstanding securities that may be voted for the election of directors ("voting securities"); (b) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets, or contested election (or any combination of the foregoing transactions), less than a majority of the combined voting power of the Company's or any successor entity's then outstanding voting securities is held in the aggregate by the holders of the Company's outstanding voting securities immediately prior to such transaction; or (c) during any period of two consecutive years individuals who at the beginning of such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof, unless the first election, or the first nomination for election by the Company's shareholders, of each director elected during such period was approved by a vote of at least two-thirds of the directors of the Company then still in office who were directors of the Company at the beginning of such period. If a change in control of the Company occurs and Mr. Bryant's employment is terminated by the Company during the term of his employment agreement, or if he gives notice of termination of his employment for "good reason" prior to the earlier to occur of the first anniversary of the change in control or the expiration date, Mr. Bryant will be entitled to receive severance benefits consisting of (1) a severance payment of $2,000,000 in cash to be paid on the fifth day following his termination; (2) reimbursement for (a) any excise tax payable under Section 4999 of the Internal Revenue Code with respect to such severance payment or any other payment that he has the right to receive from the Company (the "gross-up payment") and (b) any federal, state and local income taxes and excise tax imposed on the gross-up payment; and (3) health insurance substantially equivalent to that provided to Mr. Bryant immediately prior to termination until he is eligible to receive coverage under any federal or state health care program or is covered or permitted to be covered by benefit plans of another employer providing substantially similar coverage. Notwithstanding the foregoing, Mr. Bryant is not entitled to any severance benefits following a change in control of the Company if his termination of employment resulted from (x) his death, disability or retirement,
(y) the Company's termination of his employment for cause, or (z) his termination of his employment for other than "good reason". The definition of "good reason" is generally typical of that found in severance agreements for executive officers.

       T. SCOTT COBB. Until his resignation on November 16, 1999, T. Scott Cobb served as the Chairman of the Board and an employee of the Company pursuant to an employment agreement entered into on November 1, 1998. Mr. Cobb's employment agreement was identical in all material respects to that of Mr. Bryant, except that it was not subsequently modified to adjust the compensation payable to Mr. Cobb thereunder. In fiscal 2000 the Company paid Mr. Cobb a base salary of $232,516 through the date of his resignation. He did not receive an annual incentive bonus for fiscal 2000. Mr. Cobb's employment agreement was terminated upon his resignation from the Company on November 16, 1999. As noted elsewhere in this report, Mr. Cobb was elected the Chief Executive Officer of the Company on May 5, 2000. He does not have an employment agreement in his current capacity with the Company.

       GARY E. MCCARTER. Gary E. McCarter resigned as the President of the Company's Enterprise Solutions Division effective as of June 30, 2000. In connection with his resignation, the Company and Mr. McCarter entered into a transitional support services agreement effective as of July 1, 2000. The term of the agreement is six months ending on December 31, 2000. Mr. McCarter is obligated to perform such transitional support services relating to the accounting, financial, operational and other functions of the Company's business and affairs as the Company may request from time to time. As compensation for such services, the Company agreed to pay a fee of $24,810.58 per month to Mr. McCarter. The Company also is required to reimburse Mr. McCarter for all reasonable and necessary costs that he incurs in performing the services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       George E. Cates, James E. Harwood and Robert G. McEniry, who currently are directors of the Company, and Joseph W. McLeary, who was a director of the Company until he resigned on November 10, 1999, served as members of the Compensation Committee of the Board of Directors during fiscal 2000. None of such persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no executive officer of the Company served during fiscal 2000 as a member of a compensation committee or as a director of any entity of which any of the Company's directors served as an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The table below shows the amount of common stock of the Company beneficially owned as of July 31, 2000, by (1) each shareholder known to management of the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director and nominee for director of the Company, (3) each executive officer of the Company named in the Summary Compensation Table in this report, and (4) all directors, director nominees, and executive officers of the Company as a group.



                                                                          PERCENTAGE
                                                  NUMBER OF SHARES         OF SHARES
       NAME OF BENEFICIAL OWNER                BENEFICIALLY OWNED(1-3)   OUTSTANDING(4)
       ------------------------                -----------------------   --------------
Ben C. Bryant, Jr.                                   5,044,953               20.1%
    3800 Forest Hill-Irene Road, Suite 100
    Memphis, Tennessee 38125

T. Scott Cobb                                        3,731,697               14.9
    3800 Forest Hill-Irene Road, Suite 100
    Memphis, Tennessee 38125

Lord, Abbett & Co.                                   1,704,741                6.8
    90 Hudson Street
    Jersey City, New Jersey 07302

SCB Computer Technology, Inc. KSOP (5)               1,559,862                6.2
    3800 Forest Hill-Irene Road, Suite 100
    Memphis, Tennessee 38125

Wellington Management Company                        1,270,000                5.1
    75 State Street
    Boston, Massachusetts 02109

Gordon L. Bateman                                      300,694                1.2

Jack R. Blair                                            2,000                 *

Michael J. Boling                                      109,000                 *

George E. Cates                                          3,900                 *

Jeffrey S. Cobb                                        302,362                1.2

James E. Harwood                                        40,000                 *

Gary E. McCarter                                       300,011                1.2

Robert G. McEniry                                       10,000                 *

All directors, director nominees, and
     executive officers as a group (10 persons)      9,844,617               38.1



--------------------

*     Less than 1% of the 25,045,324 outstanding shares of common stock.

(1) The numbers of shares of common stock shown in the table include shares that are individually or jointly owned, as well as shares over which the individual, directly or indirectly, has either sole or shared investment or voting authority. Certain of the Company's directors, director nominees, and executive officers disclaim beneficial ownership of some of the shares of common stock included in the table as follows: Mr. Bateman - 20,000 shares held by his wife; Mr. Boling - 1,000 shares held by his wife; Mr. Bryant - 31,934 shares held by Mr. Bryant as custodian for his grandchildren, 895,852 shares held by his wife, and 42,542 shares held by his wife as custodian for their grandchildren; T. Scott Cobb - 3,869 shares held by Mr. Cobb as custodian for his daughter, 908,668 shares held by his wife, and 139,347 shares held by his wife as custodian for their daughter; and all directors, director nominees, and executive officers as a group - 2,023,974 shares.

(2) For certain of the Company's executive officers, the numbers of shares of common stock shown in the table include the following numbers of shares held in the trust created pursuant to the SCB Computer Technology, Inc. KSOP (the "KSOP") that were credited to their respective accounts as of July 31, 2000: Mr. Bateman - 72,238 shares; Mr. Bryant - 284,190 shares; Jeffrey S. Cobb - 5,034 shares; Mr. McCarter - 11 shares; and all executive officers as a group - 361,473 shares.

(3) For certain of the Company's directors, director nominees, and executive officers, the numbers of shares of common stock shown in the table include the following numbers of shares that are issuable by the Company upon the exercise of options as of July 31, 2000, or within 60 days thereafter: Mr. Bateman - 140,300 shares; Mr. Boling - 100,000 shares; Mr. Bryant - 35,211 shares; Jeffrey S. Cobb - 190,300 shares; Mr. Harwood - 30,000 shares; Mr. McCarter - 300,000 shares; and all directors, director nominees, and executive officers as a group - 795,811 shares.

(4) The percentages of shares outstanding were calculated based on the 25,045,324 shares of common stock that were outstanding as of July 31, 2000. For the purpose of calculating the percentage ownership of each beneficial owner, the shares outstanding include shares that such person has the right to acquire as of July 31, 2000, or within 60 days thereafter.

(5) Approximately 1,629 employees of the Company participate in the KSOP. Pursuant to the terms of the KSOP and the related trust agreement, Merrill Lynch Trust Company, the trustee of the KSOP, is required to vote the shares of common stock credited to participants' accounts in accordance with their instructions. If the trustee does not receive voting instructions from a participant in a timely manner, the trustee is to vote the shares of common stock credited to the participant's KSOP account in the same proportion that it votes the shares for which timely instructions are received.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (3)  Exhibits

          The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated herein by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SCB COMPUTER TECHNOLOGY, INC.



                                               By: T. Scott Cobb
                                                  ------------------------------
                                                   T. Scott Cobb
                                                   Chief Executive Officer


Date: August 28, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                         TITLE                          DATE
           ---------                         -----                          ----
         Ben C. Bryant, Jr.        Chairman of the Board               August 28, 2000
--------------------------------
         Ben C. Bryant, Jr.

         T. Scott Cobb             Chief Executive Officer             August 28, 2000
--------------------------------   (principal executive officer)
         T. Scott Cobb

         Michael J. Boling         Executive Vice President -          August 28, 2000
--------------------------------   Finance, Chief Financial Officer,
         Michael J. Boling         and Treasurer (principal financial
                                   and accounting officer)

         Jack R. Blair             Director                            August 28, 2000
--------------------------------
         Jack R. Blair

         George E. Cates           Director                            August 28, 2000
--------------------------------
         George E. Cates

         James E. Harwood          Director                            August 28, 2000
--------------------------------
         James E. Harwood

         Robert G. McEniry         Director                            August 28, 2000
--------------------------------
         Robert G. McEniry



                                  EXHIBIT INDEX



   EXHIBIT
   NUMBER                           DESCRIPTION OF EXHIBIT
   ------                           ----------------------

    10.1 Seventh Modification of Second Amended and Restated Loan Agreement dated as of August 11, 2000, among Bank of America, N.A., the Company, and certain of its subsidiaries.

           Executive Compensation Plan and Arrangement Filed as Exhibit Pursuant to Item 14(c) of Form 10-K

    10.5      Transitional Support Services Agreement dated August 14, 2000, but effective as of July 1, 2000, between the Company and Gary E. McCarter.