Form 10-Q
period 2000-07-31
SCB COMPUTER TECHNOLOGY INC
filed 2000-09-13
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

                    3800 FOREST HILL - IRENE ROAD, SUITE 100
                            MEMPHIS, TENNESSEE 38125
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  901-754-6577
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No O

         As of September 8, 2000, there were 25,045,324 outstanding shares of the registrant's common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      JULY 31,         APRIL 30,
                                                                        2000             2000
                                                                    -------------    -------------
                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ....................................   $     365,433    $   1,812,819
   Accounts receivable,
      net of allowance of $1,903,289 and $1,519,473, respectively      25,459,836       25,226,281
   Current portion of leases ....................................      12,154,073       13,914,611
   Other current assets .........................................      14,272,032       16,251,013
                                                                    -------------    -------------
      Total current assets ......................................      52,251,374       57,204,724

Investment in leasing activities ................................      13,319,333       13,224,988
Fixed assets:
   Furniture, fixtures and equipment ............................      34,927,817       34,814,427
   Accumulated depreciation .....................................     (14,823,922)     (13,342,938)
                                                                    -------------    -------------
                                                                       20,103,895       21,471,489
Goodwill (net) ..................................................      36,488,486       45,395,714
Other assets ....................................................       3,231,596        3,003,190
                                                                    -------------    -------------
        Total assets ............................................   $ 125,394,684    $ 140,300,105
                                                                    =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade .......................................   $   4,001,292    $   4,789,762
   Accrued expenses .............................................       8,998,254       10,071,361
   Notes payable ................................................              --        7,041,033
   Current portion of long term debt ............................      34,305,814       36,759,471
   Current portion - nonrecourse debt ...........................       8,962,501        9,694,706
   Deferred revenue .............................................       1,696,556        2,352,560
                                                                    -------------    -------------
        Total current liabilities ...............................      57,964,417       70,708,893
Long term debt ..................................................       6,540,079        7,231,311
Notes payable-nonrecourse .......................................       8,357,243       10,737,087
Other long term liabilities .....................................       4,367,885        4,550,427
Shareholders' equity ............................................      48,165,060       47,072,387
                                                                    -------------    -------------
        Total liabilities and shareholders' equity ..............   $ 125,394,684    $ 140,300,105
                                                                    =============    =============

     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS
                                                                ENDED
                                                               JULY 31,
                                                     ----------------------------
                                                         2000            1999
                                                     ------------    ------------
                                                     (UNAUDITED)     (UNAUDITED)
Revenue ..........................................   $ 35,945,623    $ 43,968,030
Cost of services .................................     25,708,007      30,462,925
                                                     ------------    ------------
Gross profit .....................................     10,237,616      13,505,105
Selling, general and administrative expenses .....      9,605,289       8,678,828
                                                     ------------    ------------
Income from operations ...........................        632,327       4,826,277
Net interest expense .............................     (1,021,542)       (844,789)
Other income, net ................................      1,368,839              --
                                                     ------------    ------------
Income before income taxes .......................        979,624       3,981,488
Income tax expense ...............................        386,951       1,595,463
                                                     ------------    ------------
Net income .......................................   $    592,673    $  2,386,025
                                                     ============    ============
Net income per share - basic .....................   $       0.02    $       0.10
                                                     ============    ============
Net income per share - diluted ...................   $       0.02    $       0.10
                                                     ============    ============
Weighted average number of common shares - basic..     25,045,324      24,711,924
                                                     ============    ============
Weighted average number of common shares - diluted     25,045,324      24,762,646
                                                     ============    ============



     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                         ---------------------------
                                                             2000           1999
                                                         ------------    -----------
                                                         (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
   Net income ........................................   $    592,673    $ 2,386,025
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Provision for bad debts ...........................        301,383             --
   Depreciation ......................................      2,382,318      1,389,949
   Amortization ......................................        606,904        598,971
   Deferred income taxes .............................             --     (1,524,406)
   Gain on sale of subsidiary ........................     (1,365,594)            --
   Changes in operating assets and liabilities:
      Accounts receivable ............................       (534,938)     1,069,634
      Refundable income taxes ........................      2,096,549             --
      Other assets ...................................      1,008,988        673,860
      Accounts payable - trade .......................       (788,470)     1,260,670
      Accrued TVA settlement .........................             --     (1,658,516)
      Accrued expenses and other liabilities .........     (1,911,653)      (380,318)
                                                         ------------    -----------
   Net cash provided by operating activities .........      2,388,160      3,815,869
                                                         ------------    -----------
INVESTING ACTIVITIES
   Purchases of fixed assets .........................       (222,503)    (4,188,832)
   Net investment in leasing activities ..............        684,928      3,540,883
   Sale (Purchase) of businesses .....................      9,000,000     (4,013,549)
                                                         ------------    -----------
   Net cash provided by (used in) investing activities      9,462,425     (4,661,498)
                                                         ------------    -----------
FINANCING ACTIVITIES
   Borrowings on short-term debt .....................             --      7,000,000
   Payments on long-term debt ........................     (7,971,353)    (2,987,105)
   Payments on non-recourse debt .....................     (3,112,049)      (232,542)
   Net borrowings (repayments) under line of credit ..     (2,214,569)    (3,649,000)
   Other .............................................             --        749,273
                                                         ------------    -----------
   Net cash provided by (used in) financing activities    (13,297,971)       880,626
                                                         ------------    -----------
Net increase (decrease) in cash ......................     (1,447,386)        34,997
Cash at beginning of period ..........................      1,812,819      5,318,259
                                                         ------------    -----------
Cash at end of period ................................   $    365,433    $ 5,353,256
                                                         ============    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   Interest paid .....................................   $    984,280    $   861,267
   Income taxes paid .................................   $         --    $   865,759

     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2000

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of July 31, 2000, and the results of operations and cash flows for the three-month periods ended July 31, 2000, and July 31, 1999. Operating results for the periods ended July 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed with the Securities and Exchange Commission.

2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate net income per share in the condensed consolidated statements of operations:

                                                                         THREE MONTHS ENDED JULY 31,
                                                                         ---------------------------
                                                                             2000           1999
                                                                         ------------   ------------
Net income ...........................................................   $    592,673   $  2,386,025
                                                                         ============   ============
Denominator for basic earnings per share - weighted average shares ...     25,045,324     24,711,924
                                                                         ============   ============
Effect of dilutive securities-stock options ..........................             --         50,722
                                                                         ------------   ------------
Denominator for diluted earnings per share - adjusted weighted average
   shares and assumed conversions ....................................     25,045,324     24,762,646
                                                                         ============   ============
Basic earnings per share .............................................   $       0.02   $       0.10
                                                                         ============   ============
Diluted earnings per share ...........................................   $       0.02   $       0.10
                                                                         ============   ============

3 - BUSINESS DISPOSITION

On May 2, 2000, the Company sold substantially all the assets of Technology Management Resources, Inc. ("TMR"), a wholly owned subsidiary of the Company, for a price of $9,675,000 in cash plus the assumption of certain liabilities, and realized a gain of approximately $1,400,000. The Company retained approximately $1,500,000 in working capital of TMR which was not included in the transaction. Of the proceeds from the sale, the Company used $7,000,000 to repay a loan obtained for the Global Services, Inc. acquisition and $1,000,000 to permanently reduce the outstanding balance under the credit facility.

4 - SEGMENT INFORMATION

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

Summarized financial information concerning the operating segments in which the Company operated at July 31, 2000 and 1999, and for each of the quarters then ended is shown in the following table:

                                           THREE MONTHS ENDED
                                                JULY 31,
                                        ------------------------
OPERATING SEGMENTS (IN THOUSANDS)         2000            1999
                                        --------        --------
Revenues:
        Professional Services ...       $ 22,146        $ 30,290
        Enterprise Solutions ....         13,800          13,678
        Corporate ...............             --              --
                                        --------        --------
                                        $ 35,946        $ 43,968
                                        ========        ========
Income From Operations:
        Professional Services ...       $  2,965        $  4,930
        Enterprise Solutions ....          1,160           1,977
        Corporate ...............         (3,493)         (2,081)
                                        --------        --------
                                        $    632        $  4,826
                                        ========        ========

5 - OTHER EVENTS

On April 14, 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's common stock following the Company's issuance of a press release earlier that day. The press release announced the audit committee's internal investigation into the accounting issues raised by the Company's employees, the resignation of Ernst & Young LLP as the Company's independent auditor, and the anticipated restatement of the Company's consolidated financial statements for the years ended April 30, 1998 and 1999, and for each quarter in the nine-month period ended January 31, 2000. Nasdaq suspended trading in the Company's common stock indefinitely pending its receipt and review of certain information relating to the Company. The Company subsequently responded to Nasdaq's information request. On May 26, 2000, Nasdaq notified the Company that its staff had determined to delist the Company's common stock from the Nasdaq National Market effective as of the close of business on June 6, 2000. In accordance with Nasdaq's procedures and rules, the Company appealed the Nasdaq staff's delisting determination to a Nasdaq Listing Qualifications Panel, which stayed the delisting of the Company's common stock pending the issuance of a decision by the Nasdaq panel. On August 17, 2000, Nasdaq notified the Company that the Nasdaq panel affirmed the delisting effective August 18, 2000. The Company's common stock is now traded in the over-the-counter market.

On May 5, 2000, Ben C. Bryant, Jr., resigned as Chief Executive Officer, President and Treasurer of the Company. On the same date, the Company's board of directors elected T. Scott Cobb, a former director and executive officer of the Company, to serve as Chief Executive Officer and Michael J. Boling, the Company's current Executive Vice President - Finance and Chief Financial Officer, to serve as Treasurer of the Company. Effective as of June 30, 2000, Gary E. McCarter resigned as President of the Company's Enterprise Solutions Division. Effective as of September 1, 2000, Mr. Bryant resigned from all of his positions with the Company, including as a director, the Chairman of the Board, and an employee of the Company. Effective the same date, the Company's board of directors elected Jack R. Blair, a current outside director of the Company, to serve as the non-executive Chairman of the Board of the Company.

6 - SUBSEQUENT EVENTS

On August 11, 2000, the Company modified its credit facility with a bank to provide for a $2.5 million short-term loan and to obtain the bank's waiver of the Company's prior non-compliance with certain financial covenants contained in their loan agreement. The Company repaid the $2.5 million loan on September 12, 2000.

In August 2000, the Company entered into agreements with former executives that will result in a pre-tax charge in the second quarter of fiscal 2001 of approximately $750,000. Additionally, the Company is currently evaluating the operations of two of its operating units which could result in a pre-tax charge of approximately $1,750,000 for asset impairment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue decreased from $44.0 million for the quarter ended July 31, 1999, to $36.0 million for the quarter ended July 31, 2000, a decrease of $18.2%. The decrease in revenue resulted primarily from an $8.2 million decrease in revenue in the Professional Services Division, of which $1.7 million was due to the sale of the TMR business unit and $6.5 million was due to a 15.7% decrease in average billable professionals for the quarter ended July 31, 2000, compared to the quarter ended July 31, 1999. This decrease has now been stabilized.

Income from operations decreased from $4.8 million for the quarter ended July 31, 1999, to $0.6 million for the quarter ended July 31, 2000, a decrease of 87.5%. Income from operations in the Professional Services Division decreased from $4.9 million for the quarter ended July 31, 1999, to $3.0 million for the quarter ended July 31, 1999, a 39.9% decrease. The decrease in income from operations in the Professional Services Division is a result of a $2.9 million reduction in gross profit due to the reduction in revenues offset by a $0.9 million decrease in selling, general and administrative costs. Income from operations in the Enterprise Solutions Division decreased from $2.0 million for the quarter ended July 31, 1999, to $1.2 million for the quarter ended July 31, 2000, a 40% decrease. The decrease in income from operations in the Enterprise Solutions Division is a result of increased selling, general and administrative expenses primarily as the result of acquisitions and a growth in infrastructure.

Corporate expense increased from $2.1 million for the quarter ended July 31, 1999, to $3.5 million for the quarter ended July 31, 2000, an increase of 66.7%. The increase in corporate expense is due to the creation of several new corporate functions which were not in place in 1999, additional depreciation and rent due to new facilities, and increased professional fees.

Net interest expense increased from $0.8 million in the quarter ended July 31, 1999, to $1.0 million in the quarter ended July 31, 2000, primarily due to increased interest rates which was partially offset by decreased debt levels.

Included in other income, net, in the quarter ended July 31, 2000, is a $1.4 million gain on the sale of the TMR business unit.

The effective tax rate for the quarters ended July 31, 1999, and July 31, 2000, was 40.0% and 39.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow has historically been the Company's primary source of liquidity. The Company's net cash provided by operating activities decreased from $3.8 million in the quarter ended July 31, 1999, to $2.4 million in the quarter ended July 31, 2000. The decrease in operating cash flow was primarily attributable to the decrease in net income.

In the quarter ended July 31, 2000, the Company made $0.2 million in capital expenditures, the substantial majority of which were related to purchases of equipment for internal use. The Company received $9.0 million from the sale of the TMR business unit and $0.7 million from net leasing activities in the quarter ended July 31, 2000.

The Company used the cash generated from operations, leasing activities and the sale of the TMR business unit to repay its borrowings. Accordingly, at July 31, 2000, the Company's long term debt had been reduced by $13.3 million from April 30, 2000. At July 31, 2000, the Company had approximately $0.4 million of available cash.

The Company has a credit facility, comprised of a revolving line of credit and a term loan, with a commercial bank. Borrowings under the credit facility bear interest at a rate equal to LIBOR (6.63% at July 31, 2000) plus a spread (currently 4.0%) that varies based on certain financial ratios. On May 3, 2000, the ceiling on the revolving line of credit was reduced to $25.3 million, and on July 6, 2000, the ceiling was reduced to $23.6 million, $23.5 million of which was outstanding, through receipt of a $1.7 million income tax refund. The Company has been working with the bank and expects it to renew the revolving line of credit when in matures on December 15, 2000. The Company uses the borrowings under the revolving line of credit for general corporate purposes. At July 31, 2000, there was $9.5 million outstanding under the term loan, which has a repayment schedule requiring monthly payments of $0.4 million. The term loan matures on July 15, 2002. The Company used the term loan to fund the purchase of certain equipment utilized in an outsourcing engagement.

The Company modified the loan agreement for its credit facility twice during the quarter ended July 31, 2000. On June 15, 2000, the Company modified certain financial covenants and extended the maturity date of the revolving line of credit to December 15, 2000. The Company also granted to the bank a warrant to purchase 250,000 shares of common stock at the average reported closing price per share during the 30 consecutive trading days ending on December 14, 2000. On August 11, 2000, the Company obtained a $2.5 million short-term loan from the bank, and the bank waived the Company's prior non-compliance with certain financial covenants. The company repaid the $2.5 million loan on September 12, 2000.

The Company also has a $5.0 million line of credit with another bank which bears interest at a rate equal to prime plus a spread (11.5% at July 31, 2000). At July 31, 2000, approximately $5.0 million was outstanding under this line of credit. This line of credit matures October 31, 2000. The Company and the bank are currently working on an arrangement to extend the maturity.

On May 2, 2000, the Company sold substantially all the assets of the TMR business unit for a price of $9,675,000 in cash plus the assumption of certain liabilities. The Company retained approximately $1,500,000 in working capital of TMR which was not included in the transaction. Of the proceeds from the sale, the Company used $7,000,000 to repay a loan obtained for the Global Services, Inc. acquisition and $1,000,000 to permanently reduce the outstanding balance under the credit facility.

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

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, (an interpretation of APB Opinion No.
25). The new interpretation clarifies treatment of stock option award modifications as well as certain definitions of APB No. 25. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company does not expect the application of this interpretation to have a material effect on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This quarterly report may be deemed to contain certain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects", "anticipates", "believes", "hopes", "estimates", "plans" or similar phrasing. Forward-looking statements include statements regarding projected operating revenues and costs, liquidity, capital expenditures, and availability of capital resources as well as Y2K readiness and potential exposure. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and the Company's actual performance and results may differ materially due to a number of factors, most of which are beyond the Company's ability to predict or control, including the Company's dependence on key clients; the Company's dependence on the availability, recruitment, and retention of qualified IT employees; the Company's dependence on key management personnel; the Company's potential liability to its clients in connection with the provision of IT services; the Company's ability to finance, sustain, and manage growth; the Company's ability to integrate acquired businesses; competition; the outcome of litigation involving the Company, particularly the shareholder litigation described in Part II, Item 1 of this report; and general economic conditions. The Company undertakes no obligation to publicly release any revision to any forward-looking statement contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of the Company's $41.0 million in outstanding recourse debt at July 31, 2000, relates to the credit facility with a commercial bank. Interest on the outstanding balance is charged based on a variable rate related to the LIBOR rate. The rate is incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $410,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at July 31, 2000. The Company does not trade in derivative financial instruments.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In April and May 2000, six shareholders of the Company filed separate purported class action lawsuits in the United States District Court for the Western District of Tennessee against the Company and certain of its executive officers. On June 1, 2000, the court ordered the consolidation of each lawsuit into a single matter designated as the In re SCB Computer Technology, Inc. Securities Litigation. On September 12, 2000, the plaintiffs filed a consolidated amended complaint in the matter, naming as defendants the Company, Ben C. Bryant, Jr. (who resigned from the Company as of September 1, 2000), Gary E. McCarter (who resigned from the Company as of June 30, 2000), T. Scott Cobb, and Ernst & Young LLP (which resigned as the Company's independent auditor on April 10, 2000). The plaintiffs seek certification of a plaintiff class consisting of all persons who purchased the Company's common stock during the period between November 19, 1997, and April 14, 2000, other than the Company's directors and officers and related persons. The suit generally alleges that the defendants violated federal securities laws by making false and misleading statements regarding the Company's financial results and financial statements, which artificially inflated the market price of the Company's common stock and caused the plaintiffs and other class members to purchase the Company's common stock at such inflated prices. The plaintiffs seek unspecified monetary damages. The Company is reviewing the consolidated amended complaint and intends to respond in a timely manner. As of the date hereof, the Company is unable to predict the outcome of the litigation and its ultimate effect, if any, on the Company's consolidated financial condition and results of operations.

ITEM 5.  OTHER INFORMATION

AUDIT COMMITTEE INVESTIGATION

On June 30, 2000, the audit committee of the Company's board of directors concluded a 3-month internal investigation into the concerns raised by five employees regarding the Company's accounting treatment of certain matters in fiscal 1998 and 1999 and the first three quarters of fiscal 2000. The audit committee conducted a thorough, independent review of all the issues and made specific findings with respect to the proper accounting treatment of these matters. Following the conclusion of the audit committee's investigation, the Company restated its consolidated financial statements for fiscal 1998 and 1999 and the first three quarters of fiscal 2000. The restated financial statements contain adjustments that fall into three categories: (1) adjustments arising from the audit committee's investigation; (2) adjustments resulting from the Company's internal review of financial information relating to various matters, including items that were similar to those investigated by the audit committee; and (3) adjustments that were initially identified during the fiscal 1998 and 1999 audits, but which the Company elected not to record on the basis of immateriality. The adjustments contained in the restated financial statements decreased the Company's net income by $1.5 million in fiscal 1998 and $3.4 million in fiscal 1999 and increased its net income by $700,000 in the first three quarters of fiscal 2000. The Company's management believes that it has made all the adjustments to its financial statements considered necessary as a result of the audit committee's investigation.

NASDAQ DELISTING

On April 14, 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's common stock following the Company's issuance of a press release earlier that day. The press release announced the audit committee's internal investigation into the accounting issues raised by the Company's employees, the resignation of Ernst & Young LLP as the Company's independent auditor, and the anticipated restatement of the Company's consolidated financial statements for the years ended April 30, 1998 and 1999, and for each quarter in the nine-month period ended January 31, 2000. Nasdaq suspended trading in the Company's common stock indefinitely pending its receipt and review of certain information relating to the Company. The Company subsequently responded to Nasdaq's information request. On May 26, 2000, Nasdaq notified the Company that its staff had determined to delist the Company's common stock from the Nasdaq National Market effective as of the close of business on June 6, 2000. In accordance with Nasdaq's procedures and rules, the Company appealed the

Nasdaq staff's delisting determination to a Nasdaq Listing Qualifications Panel, which stayed the delisting of the Company's common stock pending the issuance of a decision by the Nasdaq panel. On August 17, 2000, Nasdaq notified the Company that the Nasdaq panel affirmed the delisting effective August 18, 2000. The Company's common stock is now traded in the over-the-counter market.

MANAGEMENT CHANGES

Gary E. McCarter resigned as President of the Company's Enterprise Solutions Division effective as of June 30, 2000. In connection with his resignation, the Company and Mr. McCarter entered into a transitional support services agreement effective as of July 1, 2000. The term of the agreement is six months ending on December 31, 2000. Mr. McCarter is obligated to perform such transitional support services relating to the accounting, financial, operational and other functions of the Company's business and affairs as the Company may request from time to time. As compensation for such services, the Company agreed to pay a fee of $24,811 per month to Mr. McCarter. The Company also is required to reimburse Mr. McCarter for all reasonable and necessary costs that he incurs in performing the services.

Ben C. Bryant, Jr., resigned from all of his positions with the Company, including as a director, the Chairman of the Board, and an employee of the Company, effective as of September 1, 2000. The Company and Mr. Bryant entered into a separation agreement in connection with his resignation. In the separation agreement, Mr. Bryant agreed, among other things, (1) to terminate his employment agreement, which was scheduled to run through October 31, 2001, effective immediately, and to forego his right to receive $350,000 in future base salary thereunder; (2) not to disclose or use any of the Company's confidential information; (3) not to compete with the Company until October 31, 2002; (4) to refer to the Company any and all opportunities known to him for the performance of IT professional staffing services until October 31, 2002; (5) not to acquire any of the Company's assets or voting securities or make a proxy solicitation with respect to the Company's voting securities until October 31, 2002; (6) not to sell, transfer or otherwise dispose of more than 50,000 shares of the Company's common stock during any period of 30 consecutive trading days, subject to certain limited exceptions, until October 31, 2002; (7) to cooperate with the Company in any future investigations and legal proceedings; (8) to release the Company and related persons and entities from liabilities arising from the termination of his employment; and (9) not to participate in any legal proceeding against the Company and related persons, except in certain limited situations. In exchange for these and other covenants, the Company agreed to pay to Mr. Bryant under the separation agreement (a) $94,615 for earned but not taken vacation accumulated during his career with the Company; (b) $9,627 with respect to the premiums for group medical, dental, long-term disability and term life insurance coverage for Mr. Bryant until August 31, 2001, which the Company otherwise would have been required to pay under his employment agreement; and
(c) $650,000 as severance which is to be paid ratably over 26 months from September 2000 to October 2002.

The Company's board of directors elected Jack R. Blair, a current outside director of the Company, to serve as the non-executive Chairman of the Board of the Company effective as of September 1, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated herein by reference.

         (b) REPORTS ON FORM 8-K

         On May 15, 2000, the Company filed with the Securities and Exchange Commission (the "Commission") a current report on Form 8-K (a "Form 8-K") relating to the sale of its TMR business unit to MAXIMUS, Inc. On July 3, 2000, the Company filed with the Commission a Form 8-K relating to the appointment of BDO Seidman, LLP, as its independent auditor and the issuance of a press release regarding certain accounting, financial and operational matters. On July 11, 2000, the Company filed with the Commission an amended Form 8-K relating to the TMR disposition. On July 19, 2000, the Company filed a Form 8-K relating to the issuance of a press release regarding the resignation of Ben C. Bryant, Jr., as Chairman of the Board of the Company and his retirement from employment with the Company effective as of September 1, 2000. On July 28, 2000, the Company filed with the Commission another amended Form 8-K relating to the TMR disposition.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCB COMPUTER TECHNOLOGY, INC.



Date: September 13, 2000            By: /s/ Michael J. Boling
                                        ----------------------------------------
                                        Michael J. Boling
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------

10.1 Transitional Support Services Agreement dated August 14, 2000, but effective as of July 1, 2000, between the Company and Gary E. McCarter (incorporated herein by reference to Exhibit 10.5 to the Company's amended annual report on Form 10-K/A No. 1 for the fiscal year ended April 30, 2000).

10.2 Separation Agreement dated as of September 1, 2000, between the Company and Ben C. Bryant, Jr.

27       Financial Data Schedule - For The Three-Month Period Ended July 31,
         2000