Form 10-Q
period 2000-10-31
SCB COMPUTER TECHNOLOGY INC
filed 2000-12-15
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

         As of December 8, 2000, there were 25,045,324 outstanding shares of the registrant's common stock.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           October 31,   April 30,
                                                               2000        2000
                                                             --------    ---------
                                                            (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents .............................   $    114    $   1,813
   Accounts receivable,
      net of allowance of $2,307 and $1,519, respectively      21,462       25,226
   Current portion of leases .............................     10,724       13,915
   Other current assets ..................................     12,687       16,251
                                                             --------    ---------
      Total current assets ...............................     44,987       57,205

Investment in leasing activities .........................      8,462       13,225
Fixed assets:
   Furniture, fixtures and equipment .....................     33,072       34,814
   Accumulated depreciation ..............................    (14,637)     (13,343)
                                                             --------    ---------
                                                               18,435       21,471
Goodwill (net) ...........................................      5,179       45,396
Other assets (primarily deferred tax assets) .............      9,771        3,003
                                                             --------    ---------
        Total assets .....................................   $ 86,834    $ 140,300
                                                             ========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade ................................   $  3,346    $   4,790
   Accrued expenses ......................................      9,873       10,071
   Notes payable .........................................         --        7,041
   Current portion of long term debt .....................     33,345       36,759
   Current portion - nonrecourse debt ....................      7,791        9,695
   Deferred revenue ......................................      1,206        2,353
                                                             --------    ---------
        Total current liabilities ........................     55,561       70,709
Long term debt ...........................................      4,964        7,231
Notes payable-nonrecourse ................................      7,560       10,737
Other long term liabilities ..............................      4,368        4,551
Shareholders' equity .....................................     14,381       47,072
                                                             --------    ---------
        Total liabilities and shareholders' equity .......   $ 86,834    $ 140,300
                                                             ========    =========

     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                      Three Months             Six Months
                                                          Ended                   Ended
                                                       October 31,             October 31,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
Revenue .......................................   $ 30,815    $ 40,289    $ 63,448    $ 80,704
Cost of services ..............................     21,616      28,311      44,558      56,375
                                                  --------    --------    --------    --------
Gross profit ..................................      9,199      11,978      18,890      24,329
Selling, general and administrative
  expenses ....................................      8,352       8,467      17,435      16,639
Impairment of assets ..........................     26,894          --      26,894          --
Severance .....................................      1,926          --       1,926          --
Lease termination expense .....................        108          --         108          --
                                                  --------    --------    --------    --------
                                                    37,280       8,467      46,363      16,639
                                                  --------    --------    --------    --------
Income (loss) from continuing operations ......    (28,081)      3,511     (27,473)      7,690

Loss on disposal of assets ....................       (819)         --        (819)         --
Other income (expense) ........................        (18)         --       1,351          --
Net interest expense ..........................       (878)       (839)     (1,716)     (1,297)
                                                  --------    --------    --------    --------
Income (loss) from continuing operations before
  income taxes ................................    (29,796)      2,672     (28,657)      6,393
Income tax expense (benefit) ..................     (5,087)      1,067      (4,700)      2,558
                                                  --------    --------    --------    --------
Net income (loss) from continuing operations ..    (24,709)      1,605     (23,957)      3,835
Net income (loss) from discontinued
  operations ..................................     (9,075)       (123)     (9,234)         33
                                                  --------    --------    --------    --------
Net income (loss) .............................   $(33,784)   $  1,482    $(33,191)   $  3,868
                                                  ========    ========    ========    ========
Basic earnings per share:
Net income (loss) from continuing operations ..   $  (0.99)   $   0.06    $  (0.96)   $   0.16
                                                  ========    ========    ========    ========
Net income (loss) .............................   $  (1.35)   $   0.06    $  (1.33)   $   0.16
                                                  ========    ========    ========    ========
Diluted earnings per share:
Net income (loss) from continuing operations ..   $  (0.99)   $   0.06    $  (0.96)   $   0.16
                                                  ========    ========    ========    ========
Net income (loss) .............................   $  (1.35)   $   0.06    $  (1.33)   $   0.16
                                                  ========    ========    ========    ========
Weighted average number of common
  shares - basic ..............................     25,045      24,712      25,045      24,712
                                                  ========    ========    ========    ========
Weighted average number of common
  shares - diluted ............................     25,045      24,712      25,045      24,738
                                                  ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                      October 31,
                                                                  -------------------
                                                                    2000       1999
                                                                  --------    -------
OPERATING ACTIVITIES
   Net income (loss) ..........................................   $(33,191)   $ 3,868
   Net income (loss) from discontinued operations .............     (9,234)        33
                                                                  --------    -------
   Net income (loss) from continuing operations ...............    (23,957)     3,835
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Provision for bad debts ....................................         59         --
   Depreciation ...............................................      2,686      1,739
   Amortization ...............................................      1,128      1,092
   Deferred income taxes ......................................     (5,794)    (1,873)
   Impairment of assets .......................................     26,894         --
   Loss on disposal of assets .................................        819         --
   Gain on sale of subsidiary .................................     (1,366)        --
   Changes in operating assets and liabilities:
      Accounts receivable .....................................      2,186     (3,751)
      Refundable income taxes .................................      2,805         --
      Other assets ............................................     (1,346)     1,906
      Accounts payable - trade ................................        (88)      (458)
      Accrued expenses and other liabilities ..................     (2,310)    (3,238)
                                                                  --------    -------
   Total adjustments ..........................................     25,673     (4,583)
                                                                  --------    -------
   Net cash provided by (used in) operating activities ........      1,716       (748)
                                                                  --------    -------
   Net cash flows provided by discontinued operations .........        681        303

INVESTING ACTIVITIES
   Purchases of fixed assets ..................................     (1,087)      (993)
   Sale (Purchase) of businesses ..............................      9,000     (4,014)
                                                                  --------    -------
   Net cash provided by (used in) investing activities ........      7,913     (5,007)
                                                                  --------    -------
FINANCING ACTIVITIES
   Borrowings on short-term debt ..............................         --      7,000
   Payments on long-term debt .................................     (9,769)    (2,793)
   Payments on non-recourse debt ..............................        (25)        --
   Net borrowings (repayments) under line of credit ...........     (2,215)    (1,551)
   Other ......................................................         --       (609)
                                                                  --------    -------
   Net cash provided by (used in) financing activities ........    (12,009)     2,047
                                                                  --------    -------
Net increase (decrease) in cash ...............................     (1,699)    (3,405)
Cash at beginning of period ...................................      1,813      5,318
                                                                  --------    -------
Cash at end of period .........................................   $    114    $ 1,913
                                                                  ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   Interest paid ..............................................   $  1,828    $ 1,866
   Income taxes paid ..........................................   $     --    $ 1,674


     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
                                   (UNAUDITED)

                                OCTOBER 31, 2000

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of October 31, 2000, and the results of operations and cash flows for the six-month periods ended October 31, 2000, and October 31, 1999. Operating results for the periods ended October 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed with the Securities and Exchange Commission.

2 - IMPAIRMENT CHARGES

During the second quarter of fiscal 2001, the Company completed an evaluation of its operations. For over twenty years, the Company's primary focus was providing clients information technology professional services (staffing, consulting and outsourcing). Five years ago the Company initiated an acquisition program in an effort to become a diversified information technology provider (to include hardware/packaged software sales and computer leasing). The evaluation indicated the Company should return to its core competencies of only providing professional services. According, the Company decided to completely exit the hardware/software and computer leasing businesses. The evaluation included: 1) assessing the carrying value of long-lived assets, including goodwill; 2) space needs in several locations; 3) certain employment-related costs; and, 4) the complete exit of certain product lines (see Note 3 - Discontinued Operations).

The Company has completed several acquisitions in which goodwill was recorded. In first quarter of fiscal 2001, one of these acquired business units was sold (see Note 5 - Disposition), and in the second quarter the Company will account for two other acquisitions as discontinued operations (see Note 3 - Discontinued Operations), leaving two acquisitions in continuing operations with previously recorded goodwill. In October 2000, in accordance with the Company's accounting policy, the Company evaluated the remaining goodwill amounts to determine recoverability. The operations of Partners Resources, Inc. (PRI) is dramatically different today than when PRI was acquired: 1) a major customer has been acquired; 2) the software application around which another practice unit is focused has had financial difficulty (and was acquired by another vendor) limiting the number of new implementations; 3) another practice unit (disaster recovery) was closed; and 4) the Company's ability to achieve certain synergies have not materialized. Accordingly, the Company determined the anticipated cash flow of this business will no longer support the carrying value of goodwill resulting in an impairment charge of $26,894,000.

In the second quarter of fiscal 2001, the Company evaluated the space needs in several locations. As a result of this evaluation, the Company entered into an agreement to pay a $108,000 lease termination fee to cancel a long-term lease, and substantially reduced its space requirements in two other locations and abandoned approximately $819,000 in leasehold improvements.

In August 2000, the Company entered into certain post-employment agreements with two former executive officers, which resulted in the Company recording $776,000 in severance pay. The Company reduced its operations in several locations, resulting in severance of approximately $1,025,000.

3 - DISCONTINUED OPERATIONS

As is discussed in Note 2 - Impairment Charges, during the second quarter of fiscal 2001 the Company completed an evaluation of its operations. Through this evaluation, the Company decided to focus its future operations on its core competencies - professional staffing, consulting and outsourcing. Accordingly, the Company decided to completely exit its business lines of computer hardware/package software sales and computer leasing, components of the Company's former Enterprise Solutions segment. In accordance with Accounting Principles Board Opinion No. 30 Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the Company will account for the exiting of these businesses as discontinued operations.

In the computer leasing unit, the Company will not accept any new leases and will allow the existing lease contracts to remain in place through their scheduled maturity. This business decision results in two impairment charges:
(1) $3,510,000 in goodwill remaining on the records of the leasing unit is impaired, and (2) at the origination of many of the lease contracts, the Company estimated certain residual values at the end of the leases, $4,448,000 of which the Company estimates is now not realizable.

On November 30, 2000, the Company sold substantially all the assets of Proven Technology (a hardware sales unit) and the Global Services (a hardware sales unit) business unit. On the sale of Global Services, the Company recorded a loss of $783,000 ($416,000 of which was unamortized goodwill). On the Proven Technology sale, the Company recorded a loss of $171,000. (See Note 8 - Subsequent Events.)

Additionally, the Company wrote down $308,000 in equipment value in its specialty hardware/software sales business that is being closed as of February 1, 2000.

The Company has developed a reserve for discontinued operations of $762,066. The majority of this reserve is an estimate of wind-down losses in the computer leasing unit and the specialty hardware/software sales unit.

The activity in the reserve for discontinued operations for the six months ended October 31, 2000 was:

                                     April 30, 2000      Original      October 31, 2000
                                         Balance        Provision           Balance
                                         -------        ---------           -------
Discontinued Operations Liability         $   0         $  762,066         $  762,066

4 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate net income per share in the condensed consolidated statements of operations:

                                                     Three Months              Six Months
                                                         Ended                    Ended
                                                      October 31,               October 31,
                                               ------------------------  ------------------------
                                                  2000          1999        2000          1999
                                               ----------    ----------  ----------    ----------
Net income (loss) from continuing operations   $  (24,709)   $    1,605  $  (23,957)   $    3,835
Net income (loss) from discontinued
  operations ...............................       (9,075)         (123)     (9,234)           33
                                               ----------    ----------  ----------    ----------
Net income (loss) ..........................   $  (33,784)   $    1,482  $  (33,191)   $    3,868
                                               ==========    ==========  ==========    ==========
Denominator for basic earnings per
  share - weighted average shares ..........       25,045        24,712      25,045        24,712
                                               ==========    ==========  ==========    ==========
Effect of dilutive securities-stock
  options ..................................           --            --          --            26
                                               ----------    ----------  ----------    ----------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions ...........       24,045        24,712      25,045        24,738
                                               ==========    ==========  ==========    ==========
Basic earnings per share:
Net income (loss) from continuing operations   $    (0.99)   $     0.06  $    (0.96)   $     0.16
Net income (loss) from discontinued
  operations ...............................        (0.36)           --       (0.37)           --
                                               ----------    ----------  ----------    ----------
Net income (loss) ..........................   $    (1.35)   $     0.06  $    (1.33)   $     0.16
                                               ==========    ==========  ==========    ==========
Diluted earnings per share:
Net income (loss) from continuing operations   $    (0.99)   $     0.06  $    (0.96)   $     0.16
Net income (loss) from discontinued
  operations ...............................        (0.36)           --       (0.37)           --
                                               ----------    ----------  ----------    ----------
Net income (loss) ..........................   $    (1.35)   $     0.06  $    (1.33)   $     0.16
                                               ==========    ==========  ==========    ==========

5 - BUSINESS DISPOSITION

On May 2, 2000, the Company sold substantially all the assets of Technology Management Resources, Inc. ("TMR"), a wholly owned subsidiary of the Company, for a price of $9,675,000 in cash plus the assumption of certain liabilities, and realized a gain of approximately $1,309,000. The Company retained approximately $1,500,000 in working capital of TMR which was not included in the transaction. Of the proceeds from the sale, the Company used $7,000,000 to repay a loan obtained for the Global Services, Inc. acquisition and $1,000,000 to permanently reduce the outstanding balance under the credit facility.

6 - SEGMENT INFORMATION

The Company operates in one industry segment, information technology management, which consists of professional services, consulting, outsourcing and enterprise resource planning (ERP).

7 - OTHER EVENTS

On April 14, 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's common stock following the Company's announcement of its intention to restate its financial statements for certain prior fiscal periods. On May 26, 2000, the Nasdaq staff notified the Company of its initial determination to delist the Company's common stock. On June 1, 2000, the Company requested that a Nasdaq Listing Qualification Panel (the "Nasdaq Panel") review the determination of the Nasdaq staff, which stayed the delisting pending a decision by the Nasdaq Panel. On August 17, 2000, the Nasdaq Panel issued its decision to delist the Company's common stock. The delisting was effective the next day. On August 30, 2000, the Company requested that the Nasdaq

Listing and Hearing Review Council (the "Nasdaq Council") review the decision of the Nasdaq Panel. On November 22, 2000, the Nasdaq Council reversed the decision of the Nasdaq Panel and remanded the matter to the Nasdaq staff to determine whether the Company's common stock may again be listed on Nasdaq. In its decision, the Nasdaq Council noted that the Company's common stock does not meet the minimum bid price of $1.00 per share required by Nasdaq. The Nasdaq Council granted the Company a 90-day period in which to achieve a minimum $1.00 bid price and to demonstrate its compliance with all other continued listing requirements of Nasdaq. The Nasdaq Council instructed the Nasdaq staff to conduct a full initial inclusion review of the Company and to include the Company's common stock on Nasdaq if the Company is able to demonstrate compliance with all applicable listing requirements and if there are no adverse developments justifying the denial of listing. The Company is taking steps to meet Nasdaq's listing requirements with the objective of having its common stock listed on Nasdaq once again.

Effective as of September 1, 2000, Ben C. Bryant, Jr. resigned from all of his positions with the Company, including as a director, the Chairman of the Board, and an employee of the Company. Effective the same date, the Company's board of directors elected Jack R. Blair, a current outside director of the Company, to serve as the non-executive Chairman of the Board of the Company.

8 - SUBSEQUENT EVENTS

On November 30, 2000, the Company sold substantially all of the assets of Proven Technology, Inc., a wholly owned subsidiary of the Company, and the Global Services business unit for a combined price of 60,000 shares of common stock, par value $.01 per share, of the Company plus the assumption of certain liabilities, and recognized a loss of approximately $1.0 million. The shares of common stock obtained by the Company will be held in treasury for future use.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDED IN THIS REPORT AND OTHER INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES, ANALYST'S CONFERENCE CALLS AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE MADE WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FUTURE EVENTS AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS REFLECTED THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN CONSULTANT UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS (INCLUDING INCREASED WAGE AND BENEFIT COSTS THAT ARE NOT OFFSET BY BILL RATE INCREASES), THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2000, AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY
THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON APRIL 30.

OVERVIEW

SCB Computer Technology, Inc. (the "Company") is a leading provider of information technology ("IT") management and technical services to commercial enterprises, including a number of Fortune 500 companies, and to state and local governments. The Company's services primarily consist of (1) PROFESSIONAL SERVICES, which includes providing skilled IT staff on an as-needed basis; (2) CONSULTING, which entails evaluation, design and re-engineering of computer systems, management, quality assurance and technical directions for IT projects, network planning and implementation, and functional expertise and training; (3) OUTSOURCING, which involves system development and integration, maintenance, data center management, help desk and technical services; and (4) ENTERPRISE RESOURCE PLANNING ("ERP" and a consulting service unit), which consists of planning and evaluating, system analysis and administration, implementation and functional support. Please refer to the Company's fiscal year 2000 Form 10-K for a full description of services.

The Company has eight regional offices and eleven sales offices. The Company has more than 900 consultants (over 85% of which are employees of the Company) that work in all aspects of information technology.

SCB's clients operate in a wide variety of industries including manufacturing, distribution, communication, hospitality, financial services, transportation, utilities, health care, state government and local government. The

Company emphasizes long-term relationships with its clients rather than one-time projects. During the last twelve months, the Company has performed projects for over 150 clients.

IT services are primarily provided by the Company through supplemental IT services arrangements, consulting services contracts and through project outsourcing. Substantially, all services are billed on a time and materials basis. During the six months ended October 31, 2000 the Company estimates that professional staffing accounted for 57% of revenues, outsourcing for 22% of revenues and consulting for 21% of revenues. During the quarter ended October 31, 2000 the Company estimates the professional staffing accounted for 60% of revenues, outsourcing for 23% of revenues and consulting for 17% of revenues.

Between October 31, 1999 and October 31, 2000 the number of full-time consultants decreased from approximately 1150 (including 100 in the TMR unit) to approximately 900. The focus for revenue growth for the remainder of fiscal 2001 will be primarily from increases in the number of consultants placed with existing and new clients.

The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

RESULTS FROM CONTINUING OPERATIONS - QUARTER ENDED OCTOBER 31, 2000 COMPARED TO OCTOBER 31, 1999

Revenue decreased from $40.3 million for the quarter ended October 31, 1999 to $30.8 million for the quarter ended October 31, 2000, a decrease of 23.5%. Revenue from consulting decreased $10.6 million in the quarter. $1.9 million of the consulting revenue decrease in the quarter resulted from the sale of the TMR business unit, and an additional $1.9 million resulted from the conclusion of Y2K consulting projects in fiscal 2000. In professional staffing, revenue decreased $1.0 million for the quarter due to a 2.9% decrease in average billing rates and an approximate 2.0% decrease in headcount. Revenue from outsourcing increased $2.2 million for the quarter.

Operating profit at the operating unit level decreased from $4.8 million for the quarter ended October 31, 1999 to $3.1 million for the quarter ended October 31, 2000, a decrease of 35.4%. The operating profit for consulting (primarily in the ERP business unit) decreased $2.1 million for the quarter versus the same quarter in fiscal 2000.

Corporate costs increased $0.9 million from $2.1 million for the quarter ended October 31, 1999 to $3.0 million for the quarter ended October 31, 2000. Increased depreciation, rent and amortization represent 65% of the increased corporate costs for the quarter. The remaining 35% of the increase is for temporary staff and professional fees relating to the audit committee review and shareholder litigation.

Interest expense increased from $839,000 for the quarter ended October 31, 1999 to $878,000 for the quarter ended October 31, 2000, a 5% increase. The increase is due primarily to the increase in interest rates.

The effective tax rate for the quarter ended October 31,2000 is a tax benefit of 17% (the historical effective tax rate less a valuation reserve of approximately $6.0 million) compared to an effective tax rate of 40% for the quarter ended October 31, 1999.

RESULTS FROM CONTINUING OPERATIONS - SIX MONTH ENDED OCTOBER 31, 2000 COMPARED TO OCTOBER 31, 1999

For the first six months of fiscal 2001, revenue decreased from $80.7 million for the first six months of fiscal 2000 to $63.4 million, a decrease of 21.4%. Revenue from consulting decreased $19.0 million for the six months. $3.6 million of the consulting revenue decrease of the six months resulted from the sale of the TMR business unit, and an additional $5.7 million of the decrease resulted from conclusion of Y2K consulting projects in fiscal 2000. $1.7 million of the revenue decrease for the six months was due to a 2.9% decrease in average billing rates and an approximate 2.0% decrease in headcount in our professional staffing. Revenue from outsourcing increased $3.5 million for the six months.

Operating profit decreased for the six months of fiscal 2001 from $10.7 million for the first six months of fiscal 2000 to $6.4 million, a decrease of 40.2%. The decrease in operating profit for consulting decreased $3.2 million for the six-month period. For the six-month period, operating profit in Professional Staffing decreased $0.8 million, and outsourcing decreased $0.3 million over the same six-month period last year.

Corporate costs increased $2.1 million from the $4.4 million for the six months ended October 31, 1999 to $6.5 million for the six-month period ended October 31, 2000. Increased depreciation, rent and amortization represent 45% of the increased corporate costs for the six months. The remaining 55% of the corporate cost increase is for professional fees ($0.2 million) relating to the audit committee review and shareholder litigation; the corporate e-strategy office ($0.3 million) whose personnel have subsequently been disbursed to the various operating units; increased group insurance costs ($0.2 million); temporary staffing ($0.1 million); and inflation ($0.3 million).

Interest expense increased from $1.3 million for the six months ended October 31, 1999 to $1.7 million for the six months ended October 31, 2000. The increase is due primarily to the increase in interest rates.

The effective tax rate for the six months ended October 31,2000 is a tax benefit of 16% (the historical effective tax rate less a valuation reserve of approximately $6.0 million) compares to an effective tax rate of 40% for six months ended October 31, 1999.

IMPAIRMENT CHARGES

During the quarter ended October 31, 2000, the Company recorded certain charges of $29.7 million against continuing operations. The specifics of the charges are as follows:

         - Impairment of Goodwill - In accordance with Statement of Financial Accounting Standards - 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of the Company performed an extensive analysis of the carrying value of goodwill previously recorded. The Company's conclusion is the cash flows will not cover the amortization of the long-lived assets. Accordingly, the Company recorded an impairment charge of $26.9 million (represents approximately 84% of the current carrying value) for previously recorded goodwill.

         -        Severance - The Company recorded a charge of $1.9 million.
                  $0.8 million of this charge is to cover severance costs of two former executive officers; $1.0 million is to cover employment-related expenses from the reduction in operations at several locations; and $0.1 million is to cover the cost for the Company of other unusual employment-related costs.

         - Lease Termination Costs - During the quarter, the Company entered into agreements on three operating leases resulting in a $0.9 million charge. In one lease, the Company will incur a $0.1 million lease termination fee. In two locations, the Company abandoned leasehold improvements and equipment, totaling $0.8 million, as a result the Company reduced its leased space by approximately 66%. In the location where a lease termination fee was paid, the property was under long-term lease, was rarely used and the Company settled its total obligation for 25% of the total contracted rent amount.

DISCONTINUED OPERATIONS

During the quarter, the Company reached an agreement to sell two business units whose sole business was to sell computer hardware. The Company also decided to close the operations of a specialty computer software/hardware sales business unit. Additionally, the Company decided to phase out its computer leasing business. These units comprise all of the Company's activities in the computer hardware sales and computer leasing business.

The Company has concluded that the exit of these businesses should be accounted for in accordance with Accounting Principles Board Opinion No. 30 - Reporting the Results of Operations - Reporting the Effects of

Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

In deciding to exit these businesses, the Company evaluated the carrying value of certain assets - goodwill and lease residual values on the leasing company. The Company concluded these assets were impaired and accordingly took a charge for $3.5 million for goodwill and $4.4 million for lease residual values. Additionally, the $0.3 million in undepreciated value of the furniture and equipment in the hardware sales company to be closed was written off.

Additionally, the Company calculated an amount as a reserve to cover future losses for these discontinued operations. This reserve amount is $0.8 million.

The sale of the two hardware sales business units resulted in a $1.0 million loss on sale.

Set forth below is a summary statement of operations for the quarter of the units to be discontinued.

                                    October 31, 2000
                               ---------------------------
                                     (in millions)

                               Sold      To Be                1999
                               Units   Phased Out   Total     Total
                               -----   ----------   -----     -----
Revenues .................     $  0.4    $  1.8    $   2.2    $  3.0
Direct Costs .............        0.3       1.5        1.8       2.2
SG&A Costs ...............        0.3       0.1        0.4       0.9
Interest .................        0.2        --        0.2       0.1
Impairment - Goodwill ....         --       3.5        3.5        --
Impairment - Residuals ...         --       4.4        4.4        --
Loss on Abandonment ......         --       0.3        0.3        --
Loss on Sale .............        1.0        --        1.0        --
Discontinued Operations
   Reserve ...............         --       0.8        0.8        --
                               ------    ------    -------    ------
Net Income (Loss) ........     $ (1.4)   $ (8.8)     (10.2)     (0.2)
                               ======    ======
Income Tax (Benefit) .....                            (1.1)     (0.1)
                                                    ------    ------
Net Income (Loss) from
   Discontinued Operations                          $ (9.1)   $ (0.1)
                                                    ======    ======

The effective tax rate for discontinued operations for the quarter is a tax benefit of 10%(the historical tax rate less a valuation reserve of approximately $2.7 million) compared to a tax benefit of 40% for the quarter ended October
31, 1999.

A summary statement of operations for discontinued operations for the six months is set forth below.

                                    October 31, 2000
                               ---------------------------
                                     (in millions)

                               Sold      To Be                1999
                               Units   Phased Out   Total     Total
                               -----   ----------   -----     -----
Revenues .................     $  1.8    $  3.8    $   5.6    $  6.6
Direct Costs .............        1.5       3.2        4.7       4.6
SG&A Costs ...............        0.7       0.2        0.9       1.4
Interest .................        0.4        --        0.4       0.5
Impairment - Goodwill ....         --       3.5        3.5        --
Impairment - Residuals ...         --       4.4        4.4        --
Loss on Abandonment ......         --       0.3        0.3        --
Loss on Sale .............        1.0        --        1.0        --
Discontinued Reserve
   Operations ............         --       0.8        0.8        --
                               ------    ------    -------    ------
Net Income (Loss) ........     $ (1.8)   $ (8.6)     (10.4)      0.1
                               ======    ======
Income Tax (Benefit) .....                            (1.2)     (0.1)
                                                    ------    ------
Net Income (Loss) from
   Discontinued Operations                          $ (9.2)   $  (--)
                                                    ======    ======


The effective tax rate for the six months ended October 31, 2000 is a tax benefit of 11% (the historical effective tax rate less a valuation reserve of approximately $2.7 million) compared to an effective tax rate of 40% for the quarter ended October 31, 1999.

RELIANCE UPON SIGNIFICANT CUSTOMERS

For the quarter ended October 31, 2000 the Company's five largest customers accounted for 48% of revenue, an increase from 42% for the quarter ended October 31, 1999. The five largest customers' revenue for the six-month period increased from 41% for the period ended October 31, 1999 to 46% for the period ended October 31, 2000. Four of the five largest customers were the same for each period. One customer, in the Company's outsourcing service, accounted for 58% or revenues for the quarter ended October 31, 1999, but had decreased to 51% of revenue for the quarter ended October 31, 2000. For the six-month period ended in 1999 and 2000, the one outsourcing customer had decreased from 59% to 52% of revenue, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company has limited availability under its line of credit. Accordingly, the Company's liquidity is dependent upon operating cash flows. The Company funds its operations primarily from cash generated by operations. The Company's operating activities of continuing operations provided net cash of approximately $1.7 million for the first six months of fiscal 2001 and used net cash of $0.8 million for the first six months of 2000. Discontinued operations provided operating cash flows of $0.7 million and $0.3 million for the first six months of fiscal 2001 and fiscal 2000, respectively.

In the first six months of fiscal 2001, the Company made $1.1 million in capital expenditures, an increase of $0.1 million from the first six months of fiscal 2000. The majority of capital expenditures in fiscal 2001 were for internal use. The Company received $9.0 million from the sale of the TMR business unit.

The Company has four forms of debt. First, the Company has two revolving lines of credit that had approximately $28.5 million outstanding at October 31, 2000, a decrease from $30.2 million at April 30, 2000. Second, the Company has a term loan that had approximately $8.6 million outstanding at October 31, 2000, a decrease from approximately $10.3 million at April 30, 2000. Third, the Company has non-recourse debt (associated with the Company's investment in leasing activities) that had approximately $14.9 million outstanding at October 31, 2000, a decrease from approximately $20.4 million at April 30, 2000. Fourth, the Company has miscellaneous other term loans and short-term debt that totaled approximately $1.7 million at October 31, 2000, a decrease from approximately $10.4 million at April 30, 2000.

The decrease in the revolving line of credit came through the payment of an income tax refund. The decreases in the term loan and non-recourse debt came through normal operating activities. The decrease in the miscellaneous other term loans and short-term debt came from normal operating activities and $7.0 million from the proceeds of the sale of the TMR unit. The Company has reduced its debt by $17.8 million (or 25%) since April 30, 2000.

The Company's primary revolving line of credit (currently $23.6 million, of which $23.5 million is outstanding) and term loan bear interest at a rate equal to LIBOR (6.75% at October 31, 2000) plus a spread (currently 4.0%). The Company's other line of credit with another commercial bank bears interest at a prime (9.5% at October 31, 2000) plus 2.0%. The non-recourse debt bears interest at rates ranging from 6.2% to 14.0%.

Both of the Company's lines of credit were renewed December 15, 2000. One of the renewed lines of credit matures on June 15, 2001, and the other on April 30, 2001. The term loan matures on July 1, 2002. The non-recourse debt and miscellaneous other term debt have varying maturity dates. On December 1, 2000, the Company's principle lender waived the Company's prior non-compliance with certain financial covenants.

On August 11, 2000, the Company obtained a $2.5 million short-term loan from the bank. The Company repaid the $2.5 million loan on September 12, 2000.

On May 2, 2000, the Company sold substantially all the assets of the TMR business unit for a price of $9,675,000 in cash, plus the assumption of certain liabilities. The Company retained approximately $1,500,000 in working capital of TMR that was not included in the transaction. Of the proceeds from the sale, the Company used $7,000,000 to repay a loan obtained for the Global Services, Inc. acquisition and $1,000,000 to permanently reduce the outstanding balance under the credit facility.

On November 30, 2000, the Company sold substantially all of the assets of Proven Technology, Inc., a wholly owned subsidiary of the Company, and the Global Services business unit for a combined price of 60,000 shares of common stock, par value $.01 per share, of the Company plus the assumption of certain liabilities, and recognized a loss of approximately $1.0 million. The shares of common stock obtained by the Company will be held in treasury for future use.

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

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, (an interpretation of APB Opinion No.
25). The new interpretation clarifies treatment of stock option award modifications as well as certain definitions of APB No. 25. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December

15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The application of this interpretation did not have a material effect on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of the Company's $38.3 million in outstanding recourse debt at October 31, 2000, relates to the credit facility with a commercial bank. Interest on the outstanding balance is charged based on a variable rate related to the LIBOR rate. The rate is incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $383,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at October 31, 2000. The Company does not trade in derivative financial instruments.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

The Company, certain of its former and current directors and officers, and Ernst & Young LLP, the Company's former independent auditor, are defendants in a class-action lawsuit styled In re SCB Computer Technology, Inc. Securities Litigation which is pending in the United States District Court for the Western District of Tennessee. The suit generally alleges that the defendants violated federal securities laws by making false and misleading statements regarding the Company's financial results and financial statements, which artificially inflated the market price of the Company's common stock and caused the plaintiffs and other class members to purchase the Company's common stock at such inflated prices. The plaintiffs seek unspecified monetary damages for a plaintiff class consisting of all persons who purchased the Company's common stock during the period between November 19, 1997, and April 14, 2000, other than the Company's directors and officers and related persons. The Company and other defendants have filed motions to dismiss the suit, and a hearing on these motions is scheduled for December 29, 2000. As of the date hereof, the Company is unable to predict the outcome of the litigation and its ultimate effect, if any, on the Company's consolidated financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 18, 2000, the Company held its 2000 Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors for a term of one year, with the numbers of votes cast for or withheld as set forth opposite their names:

                                                                 VOTES
                                                      ----------------------------
                                                                       WITHHOLDING
                                                         FOR            AUTHORITY
                                                      ----------        ---------
Jack R. Blair                                         19,170,736         865,472

George E. Cates                                       19,506,768         529,440

T. Scott Cobb                                         19,618,412         417,796

James E. Harwood                                      19,100,151         936,057

Robert G. McEniry                                     19,769,027         267,181

The shareholders of the Company also voted on the ratification of BDO Seidman, LLP as the independent public accountants of the Company for the fiscal year ending April 30, 2001, with the following numbers of votes for, against or abstaining:

                                  VOTES
        -----------------------------------------------------
           FOR                   AGAINST              ABSTAIN
        ----------               -------              ------
        19,969,693                43,531              22,984


ITEM 5.     OTHER INFORMATION

NASDAQ

On April 14, 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's common stock following the Company's announcement of its intention to restate its financial statements for certain prior fiscal periods. On May 26, 2000, the Nasdaq staff notified the Company of its initial determination to delist the Company's common stock. On June 1, 2000, the Company requested that a Nasdaq Listing Qualification Panel

(the "Nasdaq Panel") review the determination of the Nasdaq staff, which stayed the delisting pending a decision by the Nasdaq Panel. On August 17, 2000, the Nasdaq Panel issued its decision to delist the Company's common stock. The delisting was effective the next day. On August 30, 2000, the Company requested that the Nasdaq Listing and Hearing Review Council (the "Nasdaq Council") review the decision of the Nasdaq Panel. On November 22, 2000, the Nasdaq Council reversed the decision of the Nasdaq Panel and remanded the matter to the Nasdaq staff to determine whether the Company's common stock may again be listed on Nasdaq. In its decision, the Nasdaq Council noted that the Company's common stock does not meet the minimum bid price of $1.00 per share required by Nasdaq. The Nasdaq Council granted the Company a 90-day period in which to achieve a minimum $1.00 bid price and to demonstrate its compliance with all other continued listing requirements of Nasdaq. The Nasdaq Council instructed the Nasdaq staff to conduct a full initial inclusion review of the Company and to include the Company's common stock on Nasdaq if the Company is able to demonstrate compliance with all applicable listing requirements and if there are no adverse developments justifying the denial of listing. The Company is taking steps to meet Nasdaq's listing requirements with the objective of having its common stock listed on Nasdaq once again.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report.

         (b) REPORTS ON FORM 8-K

         On September 1, 2000, the Company filed with the Securities and Exchange Commission a current report on Form 8-K relating to the issuance of a press release on August 31, 2000, announcing the Company's unaudited financial results for the fiscal quarter ended July 31, 2000, the election of Jack R. Blair as the non-executive Chairman of the Board of the Company effective as of September 1, 2000, and the retirement of Ben C. Bryant, Jr. from all of his positions with the Company (including as a director) also effective as of September 1, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCB COMPUTER TECHNOLOGY, INC.



Date: December 15, 2000             By: /s/ Michael J. Boling
                                        ----------------------------------------
                                        Michael J. Boling
                                        Executive Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

       Exhibit
       Numbers                      Description of Exhibits
       -------                      -----------------------

         2.1 Asset Purchase Agreement dated as of November 30, 2000, among Proven Technology, Inc., Proven Technology LLC, and for certain limited purposes, the Company, John Severini, Barbara Severini, and Twenty Keyland Corp. The exhibits to this document have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Securities and Exchange Commission upon request.

         2.2 Asset Purchase Agreement dated as of November 30, 2000, among Partners Resources, Inc., PTI Innovations, Inc., and for certain limited purposes, the Company and John Severini. The exhibits to this document have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Securities and Exchange Commission upon request.

         27 Financial Data Schedule - For The Six-Month Period Ended October 31, 2000