Form 10-Q/A
period 2000-10-31
SCB COMPUTER TECHNOLOGY INC
filed 2001-03-19
CIK 1005268

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           OCTOBER 31,  APRIL 30,
                                                              2000         2000
                                                            --------    ---------
                                     ASSETS

Current assets:
   Cash and cash equivalents ............................   $    114    $   1,813
   Accounts receivable,
      net of allowance of $2,307 and $1,519, respectively     21,462       25,226
   Current portion of leases ............................     10,724       13,915
   Other current assets .................................     12,687       16,251
                                                            --------    ---------
      Total current assets ..............................     44,987       57,205

Investment in leasing activities ........................      8,462       13,225
Fixed assets:
   Furniture, fixtures and equipment ....................     33,072       34,814
   Accumulated depreciation .............................    (14,637)     (13,343)
                                                            --------    ---------
                                                              18,435       21,471
Goodwill (net) ..........................................      5,179       45,396
Other assets (primarily deferred tax assets) ............      9,771        3,003
                                                            --------    ---------
        Total assets ....................................   $ 86,834    $ 140,300
                                                            ========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade ...............................   $  3,346    $   4,790
   Accrued expenses .....................................      9,873       10,071
   Notes payable ........................................         --        7,041
   Current portion of long term debt ....................     33,345       36,759
   Current portion - nonrecourse debt ...................      7,791        9,695
   Deferred revenue .....................................      1,206        2,353
                                                            --------    ---------
        Total current liabilities .......................     55,561       70,709
Long term debt ..........................................      4,964        7,231
Notes payable-nonrecourse ...............................      7,560       10,737
Other long term liabilities .............................      4,368        4,551
Shareholders' equity ....................................     14,381       47,072
                                                            --------    ---------
        Total liabilities and shareholders' equity ......   $ 86,834    $ 140,300
                                                            ========    =========

     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
                                   (UNAUDITED)

                                            THREE MONTHS             SIX MONTHS
                                                ENDED                   ENDED
                                             OCTOBER 31,             OCTOBER 31,
                                        --------------------    --------------------
                                          2000        1999        2000        1999
                                        --------    --------    --------    --------
Revenue .............................   $ 33,065    $ 43,326    $ 69,010    $ 87,294
Cost of services ....................     23,511      30,489      49,219      60,952
                                        --------    --------    --------    --------
Gross profit ........................      9,554      12,837      19,791      26,342
Selling, general and administrative
  expenses ..........................      9,854       9,381      19,459      18,060
Impairment and other charges (Note 2)     38,667          --      38,667          --
                                        --------    --------    --------    --------
Income (loss) from operations .......    (38,967)      3,456     (38,335)      8,282

Other income (expense) ..............        (18)         --       1,351          --
Net interest expense ................     (1,061)       (988)     (2,082)     (1,833)
                                        --------    --------    --------    --------
Income (loss) before income taxes ...    (40,046)      2,468     (39,066)      6,449
Income tax expense (benefit) ........     (6,262)        986      (5,875)      2,581
                                        --------    --------    --------    --------
Net income (loss) ...................   $(33,784)   $  1,482    $(33,191)   $  3,868
                                        ========    ========    ========    ========
Net income (loss) per share - basic..   $  (1.35)   $   0.06    $  (1.33)   $   0.16
                                        ========    ========    ========    ========
Net income (loss) per share - diluted   $  (1.35)   $   0.06    $  (1.33)   $   0.16
                                        ========    ========    ========    ========
Weighted average number of common
  shares - basic ....................     25,045      24,712      25,045      24,712
                                        ========    ========    ========    ========
Weighted average number of common
  shares - diluted ..................     25,045      24,712      25,045      24,737
                                        ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
            RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                OCTOBER 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------      -------
OPERATING ACTIVITIES
   Net income (loss).....................................  $(33,191)     $ 3,868
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
   Provision for bad debts...............................       563           --
   Depreciation..........................................     4,741        2,875
   Amortization..........................................     1,331        1,161
   Deferred income taxes.................................    (6,969)      (1,466)
   Impairment and other charges..........................    38,667           --
   Gain on sale of subsidiary............................    (1,366)          --
   Changes in operating assets and liabilities:
      Accounts receivable................................     2,939       (2,451)
      Refundable income taxes............................     2,772           --
      Other assets.......................................    (2,496)       1,440
      Accounts payable - trade...........................    (1,239)      (1,003)
      Accrued expenses and other liabilities.............    (3,562)      (3,434)
                                                           --------      -------
   Total adjustments.....................................    35,381       (2,879)
                                                           --------      -------
   Net cash provided by (used in) operating activities...     2,190         (748)
                                                           --------      -------

INVESTING ACTIVITIES
   Purchases of fixed assets.............................    (1,093)      (4,872)
   Net investment in leasing activities..................     5,979        3,860
   Sale (Purchase) of businesses.........................     9,028       (4,014)
                                                           --------      -------
   Net cash provided by (used in) investing activities...    13,914       (5,026)
                                                           --------      -------

FINANCING ACTIVITIES
   Borrowings on short-term debt.........................        --        7,000
   Payments on long-term debt............................   (10,507)      (3,738)
   Payments on non-recourse debt.........................    (5,081)        (470)
   Net borrowings (repayments) under line of credit......    (2,215)      (1,551)
   Other.................................................        --         (609)
                                                           --------      -------
   Net cash provided by (used in) financing activities...   (17,803)         632
                                                           --------      -------
Net increase (decrease) in cash and cash equivalents.....    (1,699)      (3,405)
Cash and cash equivalents at beginning of period.........     1,813        5,318
                                                           --------      -------
Cash and cash equivalents at end of period...............  $    114      $ 1,913
                                                           ========      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   Interest paid.........................................  $  1,828      $ 1,866
   Income taxes paid.....................................  $     --      $ 1,674
   Income taxes received.................................  $  1,728      $    --


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

2 - IMPAIRMENT AND OTHER CHARGES (RESTATED)

During the second quarter of fiscal 2001, the Company completed an evaluation of its operations, including the strategic direction of the Company. For over twenty years, the Company's primary focus was providing clients information technology professional services (staffing, consulting and outsourcing). Approximately five years ago, the Company initiated an acquisition program in an effort to become a diversified information technology provider (to include hardware/packaged software sales and computer leasing).

The evaluation indicated the Company should return to its core competencies of only providing professional services (referred to herein as the "core operations"). Accordingly, the Company decided to completely exit the hardware and specialty software sales and computer leasing businesses (referred to herein as the "non-core operations"). The evaluation included: 1) assessing the carrying value of long-lived assets, including goodwill and unguaranteed lease residuals; 2) space needs in several locations; 3) certain employment-related matters; and 4) the complete exit of certain product lines/businesses.

Initially, the Company believed the evaluation and related strategic business decisions qualified for "discontinued operations" accounting treatment and originally reported the operations set forth above as a "loss from discontinued operations" totaling $9,075,000 in the second quarter of fiscal 2001. After further research and analysis of the operations, the Company determined that the operations did not qualify for discontinued operations accounting treatment. Therefore, the Company has restated its second quarter and year to date results for fiscal 2001 and 2000 to reclassify the loss from discontinued operations to income (loss) from operations. This reclassification did not impact the amount or per-share amounts of net income previously reported. The Company now operates in two segments as presented in Note 5 - Segment Information.

As a result of this evaluation, the Company has recorded the following impairment and other charges (in thousands):

                                              CORE      NON-CORE     TOTAL
                                             -------    --------    -------
Impairment Charges:
   Goodwill - PRI..........................  $26,894     $   --     $26,894
   Goodwill - Leasing......................       --      3,510       3,510
   Unguaranteed lease residuals............       --      4,148       4,148
   Leasehold improvements..................      819         --         819
   Equipment...............................       --        308         308
Other Charges:
   Severance and other employee benefits...    1,926         --       1,926
   Lease cancellation and buyout...........      108         --         108
   Loss on disposal of Global Services.....       --        783         783
   Loss on disposal of Proven Technology...       --        171         171
                                             -------     ------     -------
Total Impairment and Other Charges.........  $29,747     $8,920     $38,667
                                             =======     ======     =======


As a part of the aforementioned acquisition program, the Company completed several acquisitions in which goodwill was recorded. In the first quarter of fiscal 2001, one of these acquired business units was sold (see Note 4 - Business Disposition). In October 2000, in accordance with the Company's accounting policy, the Company evaluated the remaining goodwill amounts to determine recoverability as follows:

- The operations of Partners Resources, Inc. ("PRI") are dramatically different today than when PRI was acquired as follows: 1) a major customer has been acquired; 2) the software application around which another practice unit is focused has had financial difficulty (and was acquired by another vendor) limiting the number of new implementations;
         3) another practice unit (disaster recovery) was closed; and 4) the Company's ability to achieve certain synergies has not materialized. Accordingly, the Company determined the anticipated undiscounted cash flows of this business would no longer support the carrying value of goodwill resulting in an impairment charge of $26,894,000.

- Additionally, in October 2000, the Company decided its computer leasing unit would no longer accept any new leases and will allow the existing lease contracts to remain in place through their scheduled maturity with no renewals. This business decision resulted in two impairment charges, as follows: 1) $3,510,000 in goodwill related to the leasing unit is impaired; and 2) at the origination of many of the lease contracts, the Company estimated certain unguaranteed residual values would be realized at the end of the leases. The Company now estimates $4,148,000 of such amounts are not realizable.

In the second quarter of fiscal 2001, the Company evaluated its space needs in several locations. As a result of this evaluation, the Company entered into an agreement to pay a $108,000 lease termination fee to cancel a long-term lease, and substantially reduced its space requirements in two other locations and abandoned approximately $819,000 in leasehold improvements. Additionally, the Company wrote down $308,000 in equipment in its specialty software sales business that is being closed as of February 1, 2001.

In August 2000, the Company entered into certain post-employment agreements with two former executive officers (see Note 6 - Other Events) and reduced its operations in several locations resulting in severance and related charges totaling approximately $1,926,000.

On November 30, 2000, the Company sold substantially all the assets of Proven Technology, Inc. (a hardware sales unit) resulting in a loss of $171,000, and substantially all the assets of the Global Services business unit of PRI (a hardware sales unit) resulting in a loss of $783,000 ($416,000 of which was remaining goodwill) (see Note 7 - Subsequent Events).

3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate net income per share in the condensed consolidated statements of operations (in thousands):

                                                         THREE MONTHS           SIX MONTHS
                                                             ENDED                 ENDED
                                                          OCTOBER 31,           OCTOBER 31,
                                                    ---------------------  --------------------
                                                       2000        1999       2000       1999
                                                    ----------   --------  ----------  --------
Net income (loss)...............................    $ (33,784)   $  1,482  $ (33,191)  $  3,868
                                                    ==========   ========  ==========  ========
Denominator for basic earnings per
  share - weighted average shares...............        25,045     24,712      25,045    24,712
                                                    ==========   ========  ==========  ========
Effect of dilutive securities-stock
  options.......................................             -          -           -        25
                                                    ----------   --------  ----------  --------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions................        25,045     24,712      25,045    24,737
                                                    ==========   ========  ==========  ========
Net income (loss) per share - basic.............    $   (1.35)   $   0.06  $   (1.33)  $   0.16
                                                    ==========   ========  ==========  ========
Net income (loss) per share - diluted...........    $   (1.35)   $   0.06  $   (1.33)  $   0.16
                                                    ==========   ========  ==========  ========


4 - BUSINESS DISPOSITION

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

5 - SEGMENT INFORMATION

Beginning with the second quarter of fiscal 2001, the Company operated two business segments as a result of the strategic business decisions discussed above in Note 2. The two business segments are 1) Core Operations - information technology management, which consists of professional services, consulting, outsourcing and enterprise resource planning (ERP); 2) Non-core Operations - consisting of hardware and specialty software sales and computer leasing. Accordingly, the Company is presenting the following segment information related to the two business segments as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                      OCTOBER 31, 2000
                                              ----------------------------------
                                                 CORE      NON-CORE     TOTAL
                                              OPERATIONS  OPERATIONS  OPERATIONS
                                              ----------  ----------  ----------
Revenue ....................................   $ 30,815    $  2,250    $ 33,065
Cost of services ...........................     21,616       1,895      23,511
                                               --------    --------    --------
  Gross profit .............................      9,199         355       9,554
Selling, general and administrative expenses      5,336       1,502       6,838
Corporate expenses .........................         --          --       3,016
Impairment and other charges ...............     29,747       8,920      38,667
                                               --------    --------    --------
Income (loss) from operations ..............   $(25,884)   $(10,067)   $(38,967)
                                               ========    ========    ========

                                                      THREE MONTHS ENDED
                                                       OCTOBER 31, 1999
                                              ----------------------------------
                                                 CORE      NON-CORE     TOTAL
                                              OPERATIONS  OPERATIONS  OPERATIONS
                                              ----------  ----------  ----------
Revenue....................................... $ 40,290    $  3,036    $ 33,065
Cost of services..............................   28,311       2,178      23,511
                                               --------    --------    --------
  Gross profit................................   11,979         858      12,837
Selling, general and administrative expenses..    6,546         914       7,460
Corporate expenses............................       --          --       1,921
                                               --------    --------    --------
Income (loss) from operations................. $  5,433    $    (56)   $  3,456
                                               ========    ========    ========

                                                       SIX MONTHS ENDED
                                                       OCTOBER 31, 2000
                                              ----------------------------------
                                                 CORE      NON-CORE     TOTAL
                                              OPERATIONS  OPERATIONS  OPERATIONS
                                              ----------  ----------  ----------
Revenue....................................... $ 63,447    $  5,563    $ 69,010
Cost of services..............................   44,557       4,662      49,219
                                               --------    --------    --------
  Gross profit................................   18,890         901      19,791
Selling, general and administrative expenses..   10,926       2,024      12,950
Corporate expenses............................       --          --       6,509
Impairment and other charges..................   29,747       8,920      38,667
                                               --------    --------    --------
Income (loss) from operations................. $(21,783)   $(10,043)   $(38,335)
                                               ========    ========    ========


                                                       SIX MONTHS ENDED
                                                       OCTOBER 31, 1999
                                              ----------------------------------
                                                 CORE      NON-CORE     TOTAL
                                              OPERATIONS  OPERATIONS  OPERATIONS
                                              ----------  ----------  ----------
Revenue....................................... $ 80,705    $  6,589    $ 87,294
Cost of services..............................   56,375       4,577      60,952
                                               --------    --------    --------
  Gross profit................................   24,330       2,012      26,342
Selling, general and administrative expenses..   13,060       1,421      14,481
Corporate expenses............................       --          --       3,579
                                               --------    --------    --------
Income from operations........................ $ 11,270    $    591    $  8,282
                                               ========    ========    ========


The following sets forth the assets and liabilities of the non-core operations (in thousands):

                                            AS OF
                                         OCTOBER 31,
                                     -------------------
                                       2000        1999
                                     -------     -------
Investment in leasing activities...  $19,186     $21,171
Other assets.......................      796       8,505
                                     -------     -------
  Total assets.....................  $19,982     $29,676
                                     =======     =======
Nonrecourse debt...................  $19,186     $16,415
Other liabilities..................      796         831
Equity.............................    3,919      12,430
                                     -------     -------
  Total liabilities and equity.....  $19,982     $29,676
                                     =======     =======

6 - OTHER EVENTS

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

7 - SUBSEQUENT EVENTS

On November 30, 2000, the Company sold substantially all of the assets of Proven Technology, Inc., a wholly owned subsidiary of the Company, and the Global Services business unit of PRI for a combined price of 60,000 shares of common stock, par value $.01 per share, of the Company plus the assumption of certain liabilities, and recognized a loss of approximately $1.0 million. The shares of common stock obtained by the Company will be held in treasury for future use.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDED IN THIS REPORT AND OTHER INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES, ANALYST'S CONFERENCE CALLS AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE MADE. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FUTURE EVENTS AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS REFLECTED THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN CONSULTANT UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS (INCLUDING INCREASED WAGE AND BENEFIT COSTS THAT ARE NOT OFFSET BY BILL RATE INCREASES), THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2000, AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY
THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON APRIL 30.

OVERVIEW

SCB Computer Technology, Inc. (the "Company") is a leading provider of information technology ("IT") management and technical services to commercial enterprises, including a number of Fortune 500 companies, and to state and local governments. The Company's services primarily consist of the following product lines (1) PROFESSIONAL SERVICES, which includes providing skilled IT staff on an as-needed basis; (2) CONSULTING, which entails evaluation, design and re-engineering of computer systems, management, quality assurance and technical directions for IT projects, network planning and implementation, and functional expertise and training; (3) OUTSOURCING, which involves system development and integration, maintenance, data center management, help desk and technical services; and (4) ENTERPRISE RESOURCE PLANNING ("ERP" and a consulting service unit), which consists of planning and evaluating, system analysis and administration, implementation and functional support. Please refer to the Company's fiscal year 2000 Form 10-K for a full description of services.

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

IT services are primarily provided by the Company through supplemental IT services arrangements, consulting services contracts and through project outsourcing. Substantially all services are billed on a time and materials basis. During the six months ended October 31, 2001, the Company estimates that professional staffing accounted for 57% of revenues, outsourcing for 22% of revenues and consulting for 21% of revenues. During the quarter ended October 31, 2000, the Company estimates that professional staffing accounted for 60% of revenues, outsourcing for 23% of revenues and consulting for 17% of revenues.

Between October 31, 1999 and October 31, 2000, the number of full-time consultants decreased from approximately 1150 (including 100 in the TMR unit) to approximately 900. The focus for revenue growth for the remainder of fiscal 2001 will be primarily from increases in the number of consultants placed with existing and new clients.

The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

RESULTS FROM OPERATIONS - QUARTER ENDED OCTOBER 31, 2000 COMPARED TO OCTOBER 31, 1999

Initially, the Company believed the evaluation and related strategic business decisions discussed in Note 2 qualified for "discontinued operations" accounting treatment. After further research and analysis of the operations, the Company determined that the operations did not qualify for discontinued operations accounting treatment. Therefore, the Company has restated its second quarter and year to date results for fiscal 2001 and 2000 to reclassify the loss from discontinued operations to income (loss) from operations. This reclassification did not impact the amount or per-share amounts of net income previously reported.

The Company's operating results include core operations and results from operations that will be disposed of or discontinued (non-core operations). For the quarter the overall results saw revenue decrease to $33.1 million from $43.3 million. Including special charges, net income for the quarter was a loss of $33.8 million or $1.35 per share compared to a net income of $1.5 million or $0.06 per share for the quarter ended October 31, 1999.

CORE OPERATIONS

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

Operating profit at the operating unit level decreased from $4.8 million for the quarter ended October 31, 1999 to $3.1 million for the quarter ended October 31, 2000, a decrease of 35.4%. The majority of the decrease in operating income is a result of the decreased revenue discussed above. The operating profit for consulting (primarily in the ERP business unit) decreased $2.1 million for the quarter versus the same quarter in fiscal 2000.

NON-CORE OPERATIONS

Non-core operations consist of operating units whose primary business is hardware and specialty software sales and leasing of computer equipment. Revenues for these operations decreased to $2.2 million for the quarter ended October 31, 2000 from $3.0 million for the quarter ended October 31, 1999, a decrease of 26.7%. Revenue from hardware sales decreased $1.1 million to $0.5 million in the quarter. Revenue of $1.7 million from leasing activities increased $0.3 million over the same quarter last year.

Operating profit from these units was a loss of $1.1 million for the October 31, 2000 quarter compared to an operating loss of $0.1 million for the quarter ended October 31, 1999.

On November 10, 2000 the Company agreed to sell the assets of its hardware sales units to the former owner of one of the units. The closing of the sale occurred on November 30, 2000. As a result of this sale the Company accrued a loss on the sale of $1.0 million for these units.

Additionally, during the quarter the Company decided to wind down the operations of the specialty software subsidiary and the leasing subsidiary.

CORPORATE COSTS

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

INTEREST COSTS

Interest expense increased from $839,000 for the quarter ended October 31, 1999 to $878,000 for the quarter ended October 31, 2000, a 5% increase. The increase is due primarily to an increase in interest rates.

TAX RATE

The effective tax rate for the quarter ended October 31,2000 is a tax benefit of 16% (the historical effective tax rate less a valuation reserve of approximately $6.0 million) compared to an effective tax rate of 40% for the quarter ended October 31, 1999.

RESULTS FROM OPERATIONS - SIX MONTH ENDED OCTOBER 31, 2000 COMPARED TO OCTOBER 31, 1999

For the six months ended October 31, 2000 the combined operations (core and other) revenue decreased to $69.0 million from $87.3 million for the six months ended October 31, 1999. Including special charges, net income for the six months ended October 31, 2000 was a loss of $33.2 million, or $1.33 per share compared to a net income of $3.9 million or $0.16 per share for the six month period ended October 31, 1999.

CORE OPERATIONS

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

Operating profit decreased for the six months of fiscal 2001 from $10.7 million for the first six months of fiscal 2000 to $6.4 million, a decrease of 40.2%. The majority of the operating profit decrease is due to the decrease in revenues discussed above combined with lower utilization in the consulting practice. Operating profit for consulting decreased $3.2 million for the six-month period. For the six-month period, operating profit in Professional Staffing decreased $0.8 million, and outsourcing decreased $0.3 million over the same six-month period last year.

NON-CORE OPERATIONS

Revenues for the six months ended October 31, 2000 from non-core operations decreased to $5.6 million from $6.6 million for the six month period ended October 31, 1999. Revenues from the leasing company increased to $3.6 million from $2.8 million. Revenues from hardware sales decreased to $2.0 million from $3.8 million for the same six month period last year.

Operating profit from these operations for the six month period was a loss of $1.1 million compared to a net income of $0.6 million for the same six month period last year. Operating income from the leasing company of $0.0 million compares with $0.5 million for the same period last year due to an allowance for doubtful accounts on certain leases. Operating income from hardware sales for the six month period ended October 31, 2000 was a loss of $1.4 million compared to a loss of $0.4 million for the same six month period last year.

CORPORATE COSTS

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

INTEREST COST

Interest expense increased from $1.3 million for the six months ended October 31, 1999 to $1.7 million for the six months ended October 31, 2000. The increase is due primarily to an increase in interest rates.

TAX RATE

The effective tax rate for the six months ended October 31,2000 is a tax benefit of 15% (the historical effective tax rate less a valuation reserve of approximately $6.0 million) compares to an effective tax rate of 40% for six months ended October 31, 1999.

IMPAIRMENT AND OTHER CHARGES

During the quarter ended October 31, 2000, the Company recorded certain charges of $38.7 million against operations. The specifics of the charges are as follows:

         - Impairment Charges - In accordance with Statement of Financial Accounting Standards - 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of
                  - the Company performed an extensive analysis of the carrying value of goodwill previously recorded. The Company's conclusion is the cash flows will not cover the amortization of the long-lived assets. Accordingly, the Company recorded an impairment charge of $30.4 million for previously recorded goodwill.

                  In addition the Company evaluated its investment in leasing activities, specifically residual values. The Company's conclusion is that the residual values recorded are impaired and as a result a $4.1 million impairment for lease residuals was recorded.

         -        Severance - The Company recorded a charge of $1.9 million.
                  $0.8 million of this charge is to cover severance costs of two former executive officers and $1.0 million is to cover employment-related expenses from the reduction in operations at several locations; and $0.1 million is to cover the cost for the Company of other unusual employment-related costs.

         - Lease Termination Costs - During the quarter, the Company entered into agreements on three operating leases resulting in a $0.9 million charge (these costs are recorded on the loss on disposal of assets category). In one lease, the Company will incur a $0.1 million lease termination fee. In two locations, the Company abandoned leasehold improvements and equipment, totaling $0.8 million, as a result the Company reduced its leased space by approximately 66%. In the location where a lease termination fee was paid, the property was under long-term lease, was rarely used and the Company settled its total obligation for 25% of the total contracted rent amount.

RELIANCE UPON SIGNIFICANT CUSTOMERS

For the quarter ended October 31, 2000 the Company's five largest customers accounted for 48% of revenue, an increase from 42% for the quarter ended October 31, 1999. The five largest customers' revenue for the six-month period increased from 41% for the period ended October 31, 1999 to 46% for the period ended October 31, 2000. Four of the five largest customers were the same for each period. In the Company's outsourcing business units, one customer accounted for 58% of revenues for the quarter ended October 31, 1999, but had decreased to 51% of revenue for the quarter ended October 31, 2000. For the six-month period ended in 1999 and 2000, the one outsourcing customer had decreased from 59% to 52% of revenue, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company has limited availability under its line of credit. Accordingly, the Company's liquidity is dependent upon operating cash flows. The Company funds its operations primarily from cash generated by operations. The Company's operating activities provided net cash of approximately $2.2 million for the first six months of fiscal 2001 and used net cash of $0.7 million for the first six months of 2000.

In the first six months of fiscal 2001, the Company made $1.1 million in capital expenditures, a decrease of $3.8 million from the first six months of fiscal 2000. The majority of capital expenditures in fiscal 2001 were for internal use. The Company received $9.0 million from the sale of the TMR business unit.

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

The Company's primary revolving line of credit (currently $23.6 million, of which $23.5 million is outstanding) and term loan bear interest at a rate equal to LIBOR (6.75% at October 31, 2000) plus a spread (currently 4.0%). The Company's other line of credit with another commercial bank bears interest at prime (9.5% at October 31, 2000) plus 2.0%. The non-recourse debt bears interest at rates ranging from 6.2% to 14.0%.

Both of the Company's lines of credit were renewed December 15, 2000. One of the renewed lines of credit matures on June 15, 2001, and the other on April 30, 2001. The term loan matures on July 1, 2002. The non-recourse debt and miscellaneous other term debt have varying maturity dates. On December 1, 2000, the Company's principal lender waived the Company's prior non-compliance with certain financial covenants.

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

On November 30, 2000, the Company sold substantially all of the assets of Proven Technology, Inc., a wholly owned subsidiary of the Company, and the Global Services business unit of PRI for a combined price of 60,000 shares of common stock, par value $.01 per share, of the Company plus the assumption of certain liabilities, and recognized a loss of approximately $1.0 million. The shares of common stock obtained by the Company will be held in treasury for future use.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 18, 2000, the Company held its 2000 Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the Company elected the following persons to serve as directors for a term of one year, with the numbers of votes cast for or withheld as set forth opposite their names:

                                              VOTES
                               ------------------------------------
                                                       WITHHOLDING
                                   FOR                  AUTHORITY
                               ------------------------------------
Jack R. Blair.................  19,170,736               865,472

George E. Cates...............  19,506,768               529,440

T. Scott Cobb.................  19,618,412               417,796

James E. Harwood..............  19,100,151               936,057

Robert G. McEniry.............  19,769,027               267,181

The shareholders of the Company also voted on the ratification of BDO Seidman, LLP as the independent public accountants of the Company for the fiscal year ending April 30, 2001, with the following numbers of votes for, against or abstaining:

                                        VOTES
            ---------------------------------------------------------
                FOR                     AGAINST              ABSTAIN
             --------------------------------------------------------
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


                                    SCB COMPUTER TECHNOLOGY, INC.



Date: March 19, 2001                By: /s/ Michael J. Boling
                                        ----------------------------------------
                                        Michael J. Boling
                                        Executive Vice President and
                                        Chief Financial Officer

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