Form 10-Q
period 2001-01-31
SCB COMPUTER TECHNOLOGY INC
filed 2001-03-19
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                             -------   -------


                           COMMISSION FILE NO. 0-27694



                          SCB COMPUTER TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           TENNESSEE                                     62-1201561
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 12, 2001, there were 25,045,324 outstanding shares of the registrant's common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      JANUARY 31,          APRIL 30,
                                                                                         2001                2000
                                                                                      -----------        -----------
                                                           ASSETS

Current assets:
   Cash and cash equivalents ...................................................        $  1,201         $   1,813
   Accounts receivable,
      net of allowance of $1,910 and $1,519, respectively ......................          19,542            25,226
   Current portion of leases ...................................................          10,606            13,915
   Other current assets ........................................................           7,721            16,251
                                                                                        --------         ---------
      Total current assets .....................................................          39,070            57,205

Investment in leasing activities ...............................................           6,535            13,225
Fixed assets:
   Furniture, fixtures and equipment ...........................................          32,896            34,814
   Accumulated depreciation ....................................................         (15,938)          (13,343)
                                                                                        --------         ---------
                                                                                          16,958            21,471
Goodwill (net) .................................................................           4,892            45,396
Other assets (primarily deferred tax assets) ...................................          10,081             3,003
                                                                                        --------         ---------
        Total assets ...........................................................        $ 77,536         $ 140,300
                                                                                        ========         =========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade ......................................................        $  1,402         $   4,790
   Accrued expenses ............................................................           8,694            10,071
   Notes payable ...............................................................              --             7,041
   Current portion of long term debt ...........................................          29,851            36,759
   Current portion - nonrecourse debt ..........................................           7,411             9,695
   Deferred revenue ............................................................           1,012             2,353
                                                                                        --------         ---------
        Total current liabilities ..............................................          48,370            70,709
Long term debt .................................................................           4,334             7,231
Notes payable-nonrecourse ......................................................           5,952            10,737
Other long term liabilities ....................................................           3,997             4,551
Shareholders' equity ...........................................................          14,883            47,072
                                                                                        --------         ---------
        Total liabilities and shareholders' equity .............................        $ 77,536         $ 140,300
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

                          SCB COMPUTER TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                           THREE MONTHS                   NINE MONTHS
                                                               ENDED                         ENDED
                                                            JANUARY 31,                   JANUARY 31,
                                                      -----------------------       ------------------------
                                                        2001           2000            2001           2000
                                                      --------       --------       ---------       --------
Revenue .....................................         $ 31,139       $ 37,157       $ 100,150       $124,441
Cost of services ............................           21,519         30,338          70,738         91,235
Increase in provision for contract losses ...               --            849              --            849
                                                      --------       --------       ---------       --------
Gross profit ................................            9,620          5,970          29,412         32,357
Selling, general and administrative
  expenses ..................................            8,195         10,945          27,585         18,060
Impairment and other charges (Note 2) .......             (289)            --          38,378             --
                                                      --------       --------       ---------       --------
Income (loss) from operations ...............            1,714         (4,975)        (36,551)         3,302

Loss on disposal of assets ..................               34             --              34             --
Other income (expense) ......................              137            148           1,419            181
Net interest expense ........................              989          1,021           3,072          2,887
                                                      --------       --------       ---------       --------

Income (loss) before income taxes ...........              828         (5,848)        (38,238)           596
Income tax expense (benefit) ................              327         (2,307)         (5,548)           273
                                                      --------       --------       ---------       --------

Net income (loss) ...........................         $    501       $ (3,541)      $ (32,690)      $    323
                                                      ========       ========       =========       ========


Net income (loss) per share - basic .........         $   0.02       $  (0.14)      $   (1.31)      $   0.01
                                                      ========       ========       =========       ========

Net income (loss) per share - diluted .......         $   0.02       $  (0.14)      $   (1.31)      $   0.01
                                                      ========       ========       =========       ========

Weighted average number of common
  shares - basic ............................           25,045         24,712          25,045         24,712
                                                      ========       ========       =========       ========
Weighted average number of common
  shares - diluted ..........................           25,045         24,712          25,045         24,712
                                                      ========       ========       =========       ========

     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            JANUARY 31,
                                                                      ----------------------
                                                                        2001           2000
                                                                      --------       -------
OPERATING ACTIVITIES
   Net income (loss) .....................................            $(32,690)      $   323
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
   Provision for bad debts ...............................               1,145          (249)
   Depreciation ..........................................               7,250         5,078
   Amortization ..........................................               1,749         1,782
   Deferred income taxes .................................              (8,225)       (1,250)
   Impairment and other charges ..........................              38,378            --
   Loss on disposal of assets ............................                  34            --
   Gain on sale of subsidiary ............................              (1,366)           --
   Changes in operating assets and liabilities:
      Accounts receivable ................................               4,277         4,176
      Refundable income taxes ............................               8,702            --
      Other assets .......................................               1,133         2,303
      Accounts payable - trade ...........................              (3,183)       (2,920)
      Accrued TVA settlement .............................                  --        (1,659)
      Accrued expenses and other liabilities .............              (8,794)       (3,631)
                                                                      --------       -------
   Net cash provided by operating activities .............               8,410         3,953
                                                                      --------       -------

INVESTING ACTIVITIES
   Purchases of fixed assets .............................              (1,250)       (6,851)
   Net investment in leasing activities ..................               7,115         3,861
   Sale (Purchase) of businesses .........................               9,028        (4,014)
                                                                      --------       -------
   Net cash provided by (used in) investing activities ...              14,893        (7,004)
                                                                      --------       -------

FINANCING ACTIVITIES
   Borrowings on short-term debt .........................                  --         7,000
   Payments on long-term debt ............................             (16,846)       (3,185)
   Borrowings on non-recourse debt .......................                  --         2,945
   Payments on non-recourse debt .........................              (7,069)       (4,488)
   Net borrowings (repayments) under line of credit ......                  --        (2,643)
   Other .................................................                  --          (399)
                                                                      --------       -------
   Net cash used in financing activities .................             (23,915)         (770)
                                                                      --------       -------
Net decrease in cash and cash equivalents ................                (612)       (3,821)
Cash and cash equivalents at beginning of period .........               1,813         5,318
                                                                      --------       -------
Cash and cash equivalents at end of period ...............            $  1,201       $ 1,497
                                                                      ========       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   Interest paid .........................................            $  4,195       $ 5,105
   Income taxes paid .....................................            $     --       $ 1,674
   Income taxes received .................................            $  6,076       $    --

     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                JANUARY 31, 2001

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of January 31, 2001, and the results of operations and cash flows for the nine-month periods ended January 31, 2001, and January 31, 2000. Operating results for the periods ended January 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, filed with the Securities and Exchange Commission.

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

As a result of this evaluation, the Company has recorded the following impairment and other charges in the nine months ended January 31, 2001 (in thousands):

                                                                    CORE       NON-CORE      TOTAL
                                                                   -------     --------     -------
Impairment Charges:
   Goodwill - PRI ....................................             $26,894      $   --      $26,894
   Goodwill - Leasing ................................                  --       3,510        3,510
   Unguaranteed lease residuals ......................                  --       4,148        4,148
   Leasehold improvements ............................                 819          --          819
   Equipment .........................................                  --         308          308
Other Charges:
   Severance and other employee benefits .............               1,637          --        1,637
   Lease cancellation and buyout .....................                 108          --          108
   Loss on disposal of Global Services(Note 4) .......                  --         783          783
   Loss on disposal of Proven Technology(Note 4) .....                  --         171          171
                                                                   -------      ------      -------

Total Impairment and Other Charges ...................             $29,458      $8,920      $38,378
                                                                   =======      ======      =======

As a part of the aforementioned acquisition program, the Company completed several acquisitions in which goodwill was recorded. The Company sold one of these acquired business units in the first quarter of fiscal 2001 and two other acquired business units in the third quarter of fiscal 2001 (see Note 4 - Business Dispositions). In October 2000, in accordance with the Company's accounting policy, the Company evaluated the remaining goodwill amounts to determine recoverability as follows:

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

In the second quarter of fiscal 2001, the Company evaluated its space needs in several locations. As a result of this evaluation, the Company entered into an agreement to pay a $108,000 lease termination fee to cancel a long-term lease, and substantially reduced its space requirements in two other locations and abandoned approximately $819,000 in leasehold improvements. Additionally, the Company wrote down $308,000 in equipment in its specialty hardware/software sales business that closed.

In August 2000, the Company entered into certain post-employment agreements with two former executive officers (see Note 6 - Other Events) and reduced its operations in several locations resulting in severance and related charges totaling approximately $1,637,000. During the third quarter of fiscal 2001, the Company completed the termination of some of the related employees; however, some of the identified positions resigned prior to termination which resulted in the reversal of $289,000 of the severance charges recorded in prior periods.

On November 30, 2000, the Company sold substantially all the assets of Proven Technology, Inc. (a hardware sales unit) resulting in a loss of $171,000, and substantially all the assets of the Global Services business unit of PRI (a hardware sales unit) resulting in a loss of $783,000 ($416,000 of which was remaining goodwill) (see Note 4 - Business Dispositions).

As of January 31, 2001 all assets considered impaired have been written down to their net realizable values utilizing $35,679,000 of the charges; $353,000 has been paid in severance charges; the losses on the disposals have been recognized; and the remaining amounts are expected to be paid in accordance with various contractual arrangements.

3 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate net income per share in the condensed consolidated statements of operations (in thousands):


                                                              THREE MONTHS                           NINE MONTHS
                                                                 ENDED                                  ENDED
                                                               JANUARY 31,                           JANUARY 31,
                                                     ------------------------------        -------------------------------
                                                        2001                2000              2001                 2000
                                                     ----------          ----------        ----------           ----------
Net income (loss) .......................            $      501          $   (3,541)       $  (32,690)          $      323
                                                     ==========          ==========        ==========           ==========
Denominator for basic earnings per
  share - weighted average shares .......                25,045              24,712            25,045               24,712
                                                     ==========          ==========        ==========           ==========
Effect of dilutive securities-stock
  options ...............................                    --                  --                --                   --
                                                     ----------          ----------        ----------           ----------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions ........                25,045              24,712            25,045               24,712
                                                     ==========          ==========        ==========           ==========

Net income (loss) per share - basic .....            $     0.02          $    (0.14)       $    (1.31)          $     0.01
                                                     ==========          ==========        ==========           ==========

Net income (loss) per share - diluted ...            $     0.02          $    (0.14)       $    (1.31)          $     0.01
                                                     ==========          ==========        ==========           ==========

4 - BUSINESS DISPOSITIONS

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

On November 30, 2000, the Company sold substantially all of the assets of Proven Technology, Inc., a wholly owned subsidiary of the Company, and substantially all the assets of the Global Services business unit of PRI for a combined price of 60,000 shares of common stock, par value $.01 per share, of the Company plus the assumption of certain liabilities, and recognized a loss of approximately $1.0 million. The shares of common stock obtained by the Company will be held in treasury for future use.

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

                                                                            THREE MONTHS ENDED
                                                                             JANUARY 31, 2001
                                                         ---------------------------------------------------------
                                                         CORE OPERATIONS   NON-CORE OPERATIONS    TOTAL OPERATIONS
                                                         ---------------   -------------------    ----------------
Revenue .........................................           $ 29,100              $2,039              $ 31,139
Cost of services ................................             20,106               1,413                21,519
                                                            --------              ------              --------
  Gross profit ..................................              8,994                 626                 9,620
Selling, general and administrative expenses ....              5,163                 298                 5,461
Corporate expenses ..............................                 --                  --                 2,734
Impairment and other charges ....................               (289)                 --                  (289)
                                                            --------              ------              --------
Income from operations ..........................           $  4,120              $  328              $  1,714
                                                            ========              ======              ========



                                                                            THREE MONTHS ENDED
                                                                             JANUARY 31, 2000
                                                         ---------------------------------------------------------
                                                         CORE OPERATIONS   NON-CORE OPERATIONS    TOTAL OPERATIONS
                                                         ---------------   -------------------    ----------------
Revenue .........................................           $ 35,115              $2,042              $ 37,157
Cost of services ................................             29,427               1,760                31,187
                                                            --------              ------              --------
  Gross profit ..................................              5,688                 282                 5,970
Selling, general and administrative expenses ....              6,542                 417                 6,959
Corporate expenses ..............................                 --                  --                 3,986
                                                            --------              ------              --------
Income (loss) from operations ...................           $   (854)             $ (135)             $ (4,975)
                                                            ========              ======              ========


                                                                            NINE MONTHS ENDED
                                                                             JANUARY 31, 2001
                                                         ---------------------------------------------------------
                                                         CORE OPERATIONS   NON-CORE OPERATIONS    TOTAL OPERATIONS
                                                         ---------------   -------------------    ----------------
Revenue .........................................           $ 92,548             $ 7,602              $100,150
Cost of services ................................             64,663               6,075                70,738
                                                            --------             -------              --------
  Gross profit ..................................             27,885               1,527                29,412
Selling, general and administrative expenses ....             16,089               2,253                18,342
Corporate expense ...............................                 --                  --                 9,243
Impairment and other charges ....................             29,458               8,920                38,378
                                                            --------             -------              --------
Inc Income (loss) from operations ...............           $(17,662)            $(9,646)             $(36,551)
                                                            ========             =======              ========

                                                                            NINE MONTHS ENDED
                                                                             JANUARY 31, 2000
                                                         ---------------------------------------------------------
                                                         CORE OPERATIONS   NON-CORE OPERATIONS    TOTAL OPERATIONS
                                                         ---------------   -------------------    ----------------
Revenue .........................................           $115,810              $8,631              $124,441
Cost of services ................................             85,696               6,388                92,084
                                                            --------              ------              --------
  Gross profit ..................................             30,114               2,243                32,357
Selling, general and administrative expenses ....             19,857               1,273                21,130
Corporate expenses ..............................                 --                  --                 7,925
                                                            --------              ------              --------
Income before income taxes ......................           $ 10,257              $  970              $  3,302
                                                            ========              ======              ========

The following sets forth the assets and liabilities of the non-core operations (in thousands):

                                                        AS OF
                                                    JANUARY 31,
                                                --------------------
                                                 2001         2000
                                                -------      -------
Investment in leasing activities ...            $17,141      $21,240
Other assets .......................                648        3,048
                                                -------      -------
  Total assets .....................            $17,789      $24,288
                                                =======      =======

Nonrecourse debt ...................            $13,363      $15,403
Other liabilities ..................                472          726
Equity .............................              3,954        8,159
                                                -------      -------
  Total liabilities and equity .....            $17,789      $24,288
                                                =======      =======

6 - OTHER EVENTS

On November 22, 2000, the Nasdaq Listing and Hearing Review Council (the "Nasdaq Council") issued a decision reversing a prior decision by a Nasdaq Listing Qualification Panel to delist the Company's common stock from The Nasdaq Stock Market ("Nasdaq"). The Nasdaq Council remanded the matter to the Nasdaq staff to determine whether the Company's common stock qualified for listing on Nasdaq and granted the Company a 90-day period in which to demonstrate its compliance with Nasdaq's listing requirements. After taking certain actions to facilitate the Company's listing on Nasdaq, the Company decided on January 19, 2001, to forego further efforts in this regard. Public trading in the Company's common stock continues to be quoted on the OTC Bulletin Board.

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

The Company has eight regional offices and eleven sales offices. The Company has more than 900 consultants (over 88% of which are employees of the Company) that work in all aspects of information technology.

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

IT services are primarily provided by the Company through supplemental IT services arrangements, consulting services contracts and through project outsourcing. Substantially all services are billed on a time and materials basis. During the nine months ended January 31, 2001, the Company estimates that professional staffing accounted for 57% of revenues, outsourcing for 23% of revenues and consulting for 20% of revenues. During the quarter ended January 31, 2001, the Company estimates that professional staffing accounted for 57% of revenues, outsourcing for 24% of revenues and consulting for 19% of revenues.

Between January 31, 2000 and January 31, 2001, the number of full-time consultants decreased from approximately 1,050 (including 100 in the TMR unit) to approximately 900. The focus for revenue growth for the remainder of fiscal 2001 will be primarily from increases in the number of consultants placed with existing and new clients.

The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

RESULTS FROM OPERATIONS - QUARTER ENDED JANUARY 31, 2001 COMPARED TO JANUARY 31, 2000

The Company's operating results include core operations and results from operations that will be disposed of or discontinued (non-core operations). For the quarter the overall results saw revenue decrease to $31.1 million from $37.1 million. Net income for the quarter ended January 31, 2001 was $0.5 million or $0.02 per share compared to a net loss of $3.5 million or $0.14 per share for the quarter ended January 31, 2000.

CORE OPERATIONS

Revenue decreased from $35.1 million for the quarter ended January 31, 2000 to $29.1 million for the quarter ended January 31, 2001, a decrease of 17.1%. Revenue from consulting decreased $6.5 million in the quarter. $2.3 million of the consulting revenue decrease in the quarter resulted from the sale of the TMR business unit. In professional staffing, revenue decreased $0.4 million for the quarter due to a 2.9% decrease in average billing rates. Revenue from outsourcing increased $1.0 million for the quarter.

Operating profit increased to $3.8 million for the quarter ended January 31, 2001 from a loss of $2.2 million for the quarter ended January 31, 2000 primarily due to increased performance in the consulting practice. The operating profit for consulting (primarily in the ERP business unit) increased $5.0 million to $1.4 million for the quarter versus the same quarter in fiscal 2000 due to increased utilization and reduced costs.

NON-CORE OPERATIONS

Non-core operations consist of operating units whose primary business is hardware and specialty software sales and leasing of computer equipment. Revenues for these operations was $2.0 million for the quarter ended January 31, 2001 and $2.0 million for the quarter ended January 31, 2000. Revenue from hardware sales decreased $0.6 million to $0.1 million in the quarter. Revenue from computer leasing activities increased $0.6 million over the same quarter last year.

Operating profit from these non-core operations was $0.3 million for the January 31, 2001 quarter compared to an operating loss of $0.1 million for the quarter ended January 31, 2000.

CORPORATE COSTS

Corporate costs were $2.7 million for the quarter ended January 31, 2001 and the quarter ended January 31, 2000.

INTEREST COSTS

Interest expense for the quarter ended January 31, 2001 and for the quarter ended January 31, 2000, was $1.0 million.

TAX RATE

The effective tax rate for the quarter ended January 31,2001 is 39.5% (the historical effective tax rate) compared to an effective tax benefit of 39.5% for the quarter ended January 31, 2000.

RESULTS FROM OPERATIONS - NINE MONTHS ENDED JANUARY 31, 2001 COMPARED TO JANUARY 31, 2000

For the nine months ended January 31, 2001 the combined operations (core and non-core) revenue decreased to $100.1 million from $124.4 million for the nine months ended January 31, 2000. Including special charges, net income for the nine months ended January 31, 2001 was a loss of $32.7 million, or $1.31 per share compared to a net income of $0.3 million or $0.01 per share for the nine month period ended January 31, 2000.

CORE OPERATIONS

For the first nine months of fiscal 2001, revenue decreased to $92.5 million from $115.8 million for the first nine months of fiscal 2000, a decrease of 20.1%. Revenue from consulting decreased $21.0 million for the nine months. $5.9 million of the consulting revenue decrease of the nine months resulted from the sale of the TMR business unit, and an additional $5.7 million of the decrease resulted from conclusion of Y2K consulting projects in fiscal 2000. Revenue in professional staffing decreased $2.0 million for the nine months ended January 31, 2001 versus the same nine months in fiscal 2000. $1.3 million of the revenue decrease for the nine months was due to a 2.3% decrease in average billing rates and an approximate 2.0% decrease in headcount in our professional staffing.

Operating profit for the first nine months of fiscal 2001 increased from $9.5 million to $11.5 million, an increase of 21.1%, due to increased performance in the consulting practice. The operating profit for consulting increased $1.5 million for the nine-month period due to increased utilization and decreased costs. For the nine-month period, operating profit in professional staffing increased $0.2 million, and outsourcing increased $0.2 million over the same nine-month period last year.

NON-CORE OPERATIONS

Revenues for the nine months ended January 31, 2001 from non-core operations decreased to $7.6 million from $8.6 million for the nine month period ended January 31, 2000. Revenues from computer leasing increased to $5.4 million from $4.0 million. Revenues from hardware sales decreased to $2.2 million from $4.7 million for the same nine-month period last year.

Operating profit from non-core operations for the nine-month period was a loss of $0.7 million compared to a net income of $1.0 million for the same nine-month period last year. Operating income from the leasing company of $0.3 million compares with $0.9 million for the same period last year. Operating loss from hardware sales for the nine month period ended January 31, 2001 was $1.5 million compared to $0.3 million for the same nine-month period last year.

CORPORATE COSTS

Corporate costs increased $2.1 million from $7.1 million for the nine months ended January 31, 2000 to $9.2 million for the nine-month period ended January 31, 2001. Increased depreciation, rent and amortization represent 50% of the increased corporate costs for the nine months. The remaining 50% of the corporate cost increase is for professional fees ($0.2 million) relating to the audit committee review and shareholder litigation; the corporate e-strategy office ($0.3 million) whose personnel have subsequently been disbursed to the various operating units; increased group insurance costs ($0.2 million); temporary staffing ($0.1 million); and inflation ($0.2 million).

INTEREST COST

Interest expense decreased from $2.9 million for the nine months ended January 31, 2000 to $2.6 million for the nine months ended January 31, 2001. The decrease is due primarily to the decrease in debt.

TAX RATE

The effective tax rate for the nine months ended January 31, 2001 is a tax benefit of 15% (the historical effective tax rate less a valuation reserve of approximately $6.0 million) compared to an effective tax rate of 46% for the nine months ended January 31, 2000.

IMPAIRMENT AND OTHER CHARGES

During the quarter ended October 31, 2000, the Company recorded certain charges of $38.4 million against operations. The specifics of the charges are as follows:

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

- Severance - The Company recorded a charge of $1.9 million. $0.8 million of this charge is to cover severance costs of two former executive officers; $1.0 million is to cover employment-related expenses from the reduction in operations at several locations; and $0.1 million is to cover the cost for the Company of other unusual employment-related costs. During the third quarter of fiscal 2001 the Company completed the termination of some of the related employees which resulted in the reversal of $0.3 million of the charges recorded in the second fiscal quarter.

- Lease Termination Costs - During the quarter, the Company entered into agreements on three operating leases resulting in a $0.9 million charge (these costs are recorded on the loss on disposal of assets category). In one lease, the Company will incur a $0.1 million lease termination fee. In two locations, the Company abandoned leasehold improvements and equipment, totaling $0.8 million; as a result the Company reduced its leased space by approximately 66%. In the location where a lease termination fee was paid, the property was under long-term lease, was rarely used and the Company settled its total obligation for 25% of the total contracted rent amount.

RELIANCE UPON SIGNIFICANT CUSTOMERS

For the quarter ended January 31, 2001 the Company's five largest customers accounted for 45% of revenue, an increase from 42% for the quarter ended January 31, 2000. The five largest customers' revenue for the nine-month period increased from 41% for the period ended January 31, 2000 to 43% for the period ended January 31, 2001. Four of the five largest customers were the same for each period. In the outsourcing business units one customer accounted for 58% of revenues for the quarter ended January 31, 2000, but had decreased to 47% of revenue for the quarter ended January 31, 2001. For the nine-month period ended in 2000 and 2001, the one outsourcing customer had decreased from 59% to 47% of revenue, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company has limited availability under its line of credit. Accordingly, the Company's liquidity is dependent upon operating cash flows. The Company funds its operations primarily from cash generated by operations. The Company's operating activities provided net cash of approximately $8.4 million for the first nine months of fiscal 2001 and $4.0 million for the first nine months of 2000.

In the first nine months of fiscal 2001, the Company made $1.2 million in capital expenditures, a decrease of $5.6 million from the first nine months of fiscal 2000. The majority of capital expenditures in fiscal 2001 were for internal use. The Company received $9.0 million from the sale of the TMR business unit.

The Company has four forms of debt. First, the Company has two revolving lines of credit that had approximately $25.0 million outstanding at January 31, 2001, a decrease from $30.2 million at April 30, 2000. Second, the Company has a term loan that had approximately $7.8 million outstanding at January 31, 2001, a decrease from approximately $10.3 million at April 30, 2000. Third, the Company has non-recourse debt (associated with the Company's investment in leasing activities) that had approximately $13.4 million outstanding at January 31, 2001, a decrease from approximately $20.4 million at April 30, 2000. Fourth, the Company has miscellaneous other term loans and short-term debt that totaled approximately $1.2 million at January 31, 2001, a decrease from approximately $10.4 million at April 30, 2000.

The decrease in the revolving line of credit came through the payment of an income tax refund. The decreases in the term loan and non-recourse debt came through normal operating activities. The decrease in the miscellaneous other term loans and short-term debt came from normal operating activities and $7.0 million from the proceeds of the sale of the TMR unit. The Company has reduced its debt by $23.9 million (or 33%) since April 30, 2000.

The Company's primary revolving line of credit (currently $20.1 million, of which $20.0 million is outstanding) and term loan bear interest at a rate equal to LIBOR (5.88% at January 31, 2000) plus a spread (currently 4.0%). The Company's other line of credit with another commercial bank bears interest at prime (8.5% at January 31, 2001) plus 2.0%. The non-recourse debt bears interest at rates ranging from 6.2% to 14.0%.

The Company has applied for federal income tax refunds totaling $6.0 million relating to its 1998, 1999 and 2000 fiscal years. Under an agreement with its principal lender, the Company was required to pay $5.0 million of the tax refunds to the bank by January 31, 2001, to reduce the outstanding balance on its line of credit. As of that date, the Company had received only $3.5 million of tax refunds, and it paid such amount to the bank with the bank's concurrence that the Company would pay the remaining $1.5 million at a later date once the tax refunds are received. The Company anticipates receiving the balance of the requested tax refunds in the next few months.

Both of the Company's lines of credit were renewed on December 15, 2000. One of the renewed lines of credit matures on June 15, 2001, and the other on April 30, 2001. The term loan matures on July 1, 2002. The non-recourse debt and miscellaneous other term debt have varying maturity dates. On December 15, 2000 and March 15, 2001, the Company's principal lender waived the Company's prior non-compliance with certain financial covenants.

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

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, (an interpretation of APB Opinion No.
25). The new interpretation clarifies treatment of stock option award modifications as well as certain definitions of APB No. 25. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The application of this interpretation did not have a material effect on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of the Company's $41.0 million in outstanding recourse debt at January 31, 2001, relates to the credit facility with a commercial bank. Interest on the outstanding balance is charged based on a variable rate related to the LIBOR rate. The rate is incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $410,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at January 31, 2001. The Company does not trade in derivative financial instruments.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

On February 15, 2001, the United States District Court for the Western District of Tennessee dismissed with prejudice a class-action lawsuit filed on behalf of the Company's shareholders against the Company, certain of its former and current directors and officers, and Ernst & Young LLP, the Company's former independent auditor. The lawsuit, In re SCB Computer Technology, Inc. Securities Litigation, was originally filed in April 2000 and generally alleged that the defendants had made false and misleading statements regarding the Company's financial results and financial statements in violation of federal securities laws. In response, the Company and the other defendants filed motions to dismiss the case as a matter of law. The court granted the defendants' motions and dismissed the case with prejudice. On March 13, 2001, the plaintiffs appealed the decision to the United States Court of Appeals for the Sixth Circuit.

ITEM 5.     OTHER INFORMATION

On November 22, 2000, the Nasdaq Listing and Hearing Review Council (the "Nasdaq Council") issued a decision reversing a prior decision by a Nasdaq Listing Qualification Panel to delist the Company's common stock from the Nasdaq Stock Market ("Nasdaq"). The Nasdaq Council remanded the matter to the Nasdaq staff to determine whether the Company's common stock qualified for listing on Nasdaq and granted the Company a 90-day period in which to demonstrate its compliance with Nasdaq's listing requirements. On December 22, 2000, the Company submitted an application to list its common stock on Nasdaq. On December 28, 2000, the Company mailed to its shareholders a notice and proxy statement relating to a special meeting of shareholders scheduled to be held on January 24, 2001. At the meeting, the Company's shareholders were to have considered and acted upon a proposal to amend the Company's charter to effect a 1-for-5 reverse split of its common stock. The reverse stock split was intended to assist the Company in meeting Nasdaq's listing requirement relating to the minimum bid price of the common stock. Following further evaluation and discussion of the matter, on January 19, 2001, the Company's board of directors authorized the Company to cancel the special shareholders meeting and to withdraw the Nasdaq listing application. The board of directors concluded that unfavorable market conditions for companies in the information technology services sector may make it difficult to increase and preserve the market price of the Company's common stock so as to satisfy Nasdaq's minimum bid price requirement. The Company withdrew its Nasdaq listing application on January 22, 2001, and announced the cancellation of the special shareholders meeting on January 23, 2001. Public trading in the Company's common stock continues to be quoted on the OTC Bulletin Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)     EXHIBITS

          The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated herein by reference.

          (B)     REPORTS ON FORM 8-K

         On November 30, 2000, the Company filed with the Securities and Exchange Commission (the "SEC") a current report on Form 8-K relating to the Company's issuance of a press release on November 29, 2000. The press release announced that (a) the Nasdaq Listing and Hearing Review Council had reversed the decision of a Nasdaq Listing Qualification Panel to delist the Company's common stock from the Nasdaq National Market and had remanded the matter to the Nasdaq staff to determine whether the Company's common stock may again be listed on the Nasdaq National Market, and (b) the Company intended to effect a reverse split of its common stock in order to facilitate its compliance with the minimum $1.00 bid price per share requirement for continued listing on the Nasdaq National Market.

         On December 4, 2000, the Company filed with the SEC a current report on Form 8-K relating to the Company's issuance of a press release on December 1, 2000. The press release (a) announced that the Company had completed the sales of two non-core business units, Proven Technology and Global Services, which purchase and resell pre-owned computer hardware, as part of the Company's strategy to focus on its core competencies, (b) stated that the Company expected to incur certain one-time charges relating to discontinued operations and other restructuring matters in the second quarter ended October 31, 2000, and (c) provided guidance as to the Company's earnings for the second quarter.

         On January 23, 2001, the Company filed with the SEC a current report on Form 8-K relating to the Company's issuance of a press release the same day. The press release announced that (a) the Company had withdrawn its application to list its common stock on the Nasdaq National Market and (b) the Company's board of directors had cancelled the special meeting of shareholders scheduled to be held on January 24, 2001, at which the Company's shareholders were to have considered and acted upon a proposal to amend the Company's charter to effect a 1-for-5 reverse split of its common stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SCB COMPUTER TECHNOLOGY, INC.

Date: March 19, 2001                  By:  /s/ Michael J. Boling
                                          --------------------------------------
                                          Michael J. Boling
                                          Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------   ----------------------------------------------------------------------
10        Eighth Modification of Second Amended and Restated Loan Agreement
          dated as of December 15, 2000, among Bank of America, N.A., the
          Company, and certain of its subsidiaries, and accompanying Amended and
          Restated Common Stock Purchase Warrant dated as of December 15, 2000, issued by the Company to Bank of America, N.A.

11        Computation of Earnings Per Share (included in Note 3 of the Notes to
          Condensed Consolidated Financial Statements in Item 1 of Part I of this report).