Form 10-K405
period 2001-04-30
SCB COMPUTER TECHNOLOGY INC
filed 2001-07-30
CIK 1005268

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED APRIL 30, 2001

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

                     3800 FOREST HILL-IRENE ROAD, SUITE 100
                            MEMPHIS, TENNESSEE 38125
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 754-6577

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At July 15, 2001, there were 25,045,324 outstanding shares of the registrant's common stock. At such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing sale price of $0.47 per share as reported on the OTC Bulletin Board, was approximately $5,588,039.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                           PART OF FORM 10-K
         DOCUMENTS INCORPORATED                         INTO WHICH INCORPORATED
-------------------------------------------             -----------------------
Certain portions of the Proxy Statement for              Part III - Items 10-12
the 2001 Annual Meeting of Shareholders

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         SCB Computer Technology, Inc. (the "Company") is a leading provider of information technology ("IT") management and technical services to state and local governments and commercial enterprises, including a number of Fortune 500 companies. The Company's services primarily consist of (1) PROFESSIONAL STAFFING, which includes providing skilled IT staff on an as-needed basis; (2) CONSULTING, which entails evaluation, design and re-engineering of computer systems, management, quality assurance and technical directions for IT projects, network planning and implementation, and functional expertise and training; and
(3) OUTSOURCING, which involves system development and integration, maintenance, data center management, help desk and technical services.

         During fiscal 2001, management and the Board of Directors evaluated the Company's strategic direction. As a result of this evaluation, the Company discovered that while its past acquisition and diversification strategy had grown revenues at a robust rate, net income had declined over the last three fiscal years. Accordingly, management recommended and the Board of Directors approved a change in the Company's strategy to focus on the Company's historical core competencies of providing IT professional staffing, consulting and outsourcing services. In addition, the Company decided to divest or wind down all of its operations in the areas of computer hardware and software sales and computer leasing.

         The Company was founded as a partnership in 1976 and was incorporated under the laws of the State of Tennessee in 1984. The Company's principal executive offices are located at 3800 Forest Hill-Irene Road, Suite 100, Memphis, Tennessee 38125, and its telephone number at that address is (901) 754-6577. The Company also can be contacted at the following Internet address: http://www.scb.com.

ACQUISITIONS AND DIVESTITURES

         The Company's revenues have increased significantly over the last five fiscal years, from $64.1 million in fiscal 1997 to $131.3 million in fiscal 2001. Historically, a substantial majority of the Company's growth was attributable to obtaining new IT clients and providing additional IT services to existing clients. Beginning in fiscal 1997, in addition to continuing to expand its services and existing client relationships and adding new clients, the Company added revenues through the acquisition of other businesses. In fiscal 2001, the Company embarked on a systematic program of divesting its non-core operations in order to concentrate the Company's resources on its core competencies of providing IT professional staffing, consulting and outsourcing services.

    ACQUISITIONS

         The Company has consummated the following significant business combinations and acquisitions during the last five fiscal years:

         Delta Software. On September 26, 1996, the Company effected a business combination with Delta Software Systems, Inc. ("Delta"), an IT consulting company and custom software provider. The transaction was accounted for as a pooling of interests. As a result of the merger, all of the outstanding capital stock of Delta was converted into an aggregate of 1,384,608 shares (adjusted to give effect to stock splits) of the Company's common stock. Delta is one of the Company's non-core operations discussed below.

         Technology Management Resources. On February 28, 1997, the Company acquired substantially all the assets of Technology Management Resources, Inc. ("TMR"), an IT consulting company. The transaction was accounted for as a purchase. The purchase price for the assets consisted of $8.5 million in cash, the assumption of certain liabilities (primarily accounts payable), and up to $4 million payable in shares of the Company's common stock contingent on growth in the acquired business' revenues and earnings in fiscal 1998, 1999 and 2000. In December 1997, the Company paid TMR's successor $1.2 million in cash in full and final settlement of any additional purchase price payments. See "- Divestitures."

         Partners Group. On June 30, 1997, the Company purchased all the outstanding capital stock of Partners Resources Inc. ("PRI"), an IT outsourcing company, and Partners Capital Group, a computer leasing company ("PCG" and collectively with PRI, the "Partners Group"), for $16.0 million in cash. In addition, in May 1998 the former shareholders of PRI received earnout consideration based on the net income of PRI for the fiscal year ending December 31, 1997, in the form of 1,580,580 shares of the Company's common stock and approximately $7.1 million in cash, net of approximately $962,000 of the original escrow retained due to PCG's failure to meet certain earnings goals set forth in the acquisition agreement, thereby raising the total purchase price to approximately $37.4 million. The transaction was accounted for as a purchase. PCG is one of the Company's non-core operations discussed below. Also see "- Divestitures."

         Proven Technology. On May 1, 1998, the Company effected a business combination with Proven Technology, Inc. ("PTI"), a system integration services company. The transaction was accounted for as a pooling of interests. As a result of the merger, all of the outstanding capital stock of PTI was converted into an aggregate of 543,722 shares of the Company's common stock. See "- Divestitures."

         Global Services. On May 20, 1999, the Company acquired substantially all the assets of Global Services, Inc., a computer hardware re-seller. The transaction was accounted for as a purchase. The purchase price of the assets consisted of $6.6 million in cash and the assumption of certain liabilities (primarily accounts payable). See "- Divestitures."

         RAO Consulting. On March 3, 2000, the Company acquired substantially all the assets of RAO Consulting Incorporated ("RAO"), an enterprise resource planning consulting company which has an affiliation with a consulting practice in India. The purchase price of approximately $1,500,000 consisted of $300,000 in cash, a $300,000 promissory note, and 333,000 shares of the Company's common stock. The purchase price also included a potential earnout liability based on the earnings of the RAO business in fiscal 2001 which subsequently was not earned.

    DIVESTITURES

         In fiscal 2001, the Company completed the following divestitures in connection with its renewed focus on the Company's core business competencies as discussed above:

         Technology Management Resources. On May 2, 2000, the Company sold substantially all the assets, excluding working capital, of its Technology Management Resources business unit to MAXIMUS, Inc., for $9.7 million in cash plus the assumption of certain liabilities. The Company used a majority of the proceeds from the sale to reduce its bank debt.

         Proven Technology. On November 30, 2000, the Company sold substantially all the assets of its Proven Technology business unit to Proven Technology LLC, a company formed by the unit's principal manager, for 50,000 shares of the Company's common stock.

         Global Services. On November 30, 2000, the Company sold substantially all the assets of its Global Services business unit to PTI Innovations, Inc., a company former by the Proven Technology business unit's principal manager, for 10,000 shares of the Company's common stock.

         Enterprise Resource Planning. On June 20, 2001, the Company sold substantially all the assets of its Enterprise Resource Planning ("ERP") business unit (a unit of PRI) to OneNeck IT Services, Corporation, a company formed by a management group of the ERP unit, for $10.5 million in cash. The Company used substantially all the proceeds from the sale to reduce its bank debt.

SERVICES

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

         - networking and telecommunications solutions such as network services (LAN/WAN design and engineering), staffing of help desk centers, project management of larger network related projects, remote network monitoring and management, development and implementation of disaster recovery solutions, and training.

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

    OUTSOURCING

         The Company believes that the outsourcing of information systems management and operations is growing primarily because outsourcing often allows large organizations to add expertise and improve end-user service in their IT operations at a reduced cost. Additionally, states are more receptive to outsourcing than they were a few years ago. Because of the emerging hardware and software technologies and the demands by end-users for more memory, speed and flexibility, many large organizations have been forced to selectively deploy their IT assets and personnel. Many of the Company's clients have elected to focus their internal staffs on the emerging technologies and therefore have engaged the Company to maintain and enhance their legacy systems in connection with the development and operation of newer systems. The Company believes that these developments will increase the need to outsource IT services.

         The Company's outsourcing services are designed to support a wide range of legacy and client/server systems and include network design and management, systems support and maintenance, programming and application software development, client/server and other network maintenance, data center management, client staff training, and help desk services. Under the general direction of the client, the Company assumes full and ongoing management and technical responsibility for the installation or operation of a client's systems on a long-term basis, both at the client's business site and at the Company's sites. Prior to the PRI acquisition in 1997, the Company had not assumed asset ownership in connection with its outsourcing services. Since such acquisition, outsourcing services have involved substantial up-front expenditures to purchase IT systems equipment, hire personnel, and operate systems on behalf of certain outsourcing clients.

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

CLIENTS AND MARKETS

         The Company currently performs services for over 150 clients. The Company's clients represent a diverse group of governmental and commercial enterprises. Most of the Company's clients are large organizations for which the Company delivers services to a number of business units or agencies. In fiscal 2001, 2000 and 1999 approximately 48%, 38% and 42%, respectively, of the Company's revenue was attributable to state and local government and quasi-governmental entities (such as public utilities), with the balance being attributable to commercial enterprises. Because of its diverse client base, the Company believes that it is not dependent on any single client, industry or market. In fiscal 2001, the Company's top five clients - in terms of revenue to the Company - accounted for approximately 44% of the Company's revenue. Three clients -- the State of Tennessee (11%), the State of Kentucky (10%), and Honeywell Inc. (10%) -- accounted for 10% or more of the Company's revenue.

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

MARKETING AND SALES

         The Company markets its services through senior management and a sales staff of 33. The Company currently has personnel located at sales offices in 20 cities. Relationships with the Company's larger clients and key government personnel are maintained and fostered by at least one of the Company's executive officers. The Company believes that its senior management's hands-on involvement with major clients is a significant competitive advantage.

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

EMPLOYEES AND RECRUITING

         The Company currently employs 937 persons consisting of 817 technicians, 33 salespersons, 27 recruiters, 5 executives, and 55 other administrative personnel. The Company believes that there is a continuing shortage in the industry for computer professionals, especially programmers and systems designers. The Company competes for these persons with in-house MIS departments and other IT services firms. In general, the Company seeks to hire professionals who have substantial experience either with an in-house MIS department or another IT services firm. The Company recruits worldwide by soliciting resumes generated by advertisements in trade journals and major city newspapers. Employee referrals are another major source of recruiting leads. In addition, the Company's web site on the Internet (www.scb.com) is used for recruiting. Most of the Company's recruiters have technical or IT sales backgrounds and understand the skill sets needed for the project for which they are recruiting.

COMPETITION

         The Company believes that its principal competitors, categorized according to the services performed, are as follows: (1) professional staffing - Computer Task Group, Inc., Computer Horizons Corporation, Keane, Inc., and Metro Information Services, Inc.; (2) consulting - IBM, SHL Systemhouse Inc., Accenture, Computer Horizons Corporation, and EDS; and (3) outsourcing - IBM, EDS, Perot Systems Corporation, Computer Sciences Corporation, Computer Management Sciences, Inc., and Accenture.

         The Company believes that the principal competitive factors in the IT services industry are (1) responsiveness to clients' needs and speed in delivering IT solutions; (2) effectiveness of delivered solutions as measured through cost reductions and improvements in price/performance ratios; (3) output per employee as reflected in utilization rates; (4) quality of service; (5) price; and (6) technical expertise. The Company believes that its ability to estimate costs accurately, particularly for existing clients, and its lower labor costs, which are a function, in part, of higher than industry average utilization rates, cause it to be a lower cost provider than many of its competitors, which is especially critical in a competitive bid environment. The Company also believes that its reputation for delivering services at the agreed price without requesting or requiring additional client funds distinguishes the Company from its competitors.

         The Company also competes for the hiring and retention of management and other professional personnel. See "- Employees and Recruiting." In connection with professional staffing engagements, particularly in situations where the Company is one of a number of approved vendors, the Company competes to provide services based on the relative qualifications of its personnel.

POTENTIAL LIABILITY TO CLIENTS

         Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes and omissions in rendering its IT services. The Company also maintains general liability insurance coverage, including coverage for errors or omissions. Although the Company believes that the insurance coverage is adequate in scope and amount, there can be no assurance that such coverage will continue to be available on acceptable terms or sufficient to cover one or more large claims. Furthermore, any litigation, regardless of its outcome, could result in substantial costs to the Company, diversion of management's attention from operations, and negative publicity, any of which could adversely affect the Company's results of operations and financial condition.

EXECUTIVE OFFICERS

         The table below sets forth information with respect to the business experience of the Company's executive officers during at least the past five years.


      NAME                  AGE                                       POSITION AND TERM
      ----                  ---                                       -----------------
T. Scott Cobb               64      Mr. Cobb is a co-founder of the Company and has been its Chief Executive  Officer since May 2000 and President since October 2000. He previously served the Company as
                                    Chairman of the Board (1984-1999) and President (1984-1996). Mr. Cobb was a partner in Seltmann, Cobb & Bryant, the Company's predecessor, from its formation in 1976 to
                                    1984. He is the father of Jeffrey S. Cobb.

Lyle J. Seltmann            57      Mr. Seltmann is a co-founder of the Company and has been an employee since August
                                    2000 and its Executive Vice President and Assistant to the Chief Executive Officer
                                    since October 2000. He previously served the Company as a consultant from April to
                                    July 2000. Prior to returning to the Company, Mr. Seltmann was State Mission
                                    Director of the State Convention of Baptists in Ohio from 1997 to March 2000. He was
                                    Church Planting Director of the Michigan Baptist Convention from 1994 to 1997. Mr.
                                    Seltmann held various ministry positions in the Baptist Convention from 1984 to
                                    1994. He was a partner in Seltmann, Cobb & Bryant, the Company's predecessor, from its formation in 1976 to 1983.

Michael J. Boling           54      Mr. Boling has been Executive Vice President and Chief Financial Officer of the
                                    Company since 1999 and its Treasurer since May 2000. Prior to joining the Company, he was President and Chief Operating Officer of TBN of Tennessee, Inc. ("TBN"), a
                                    management company that provides information processing services to affiliated companies in the home health care business, from 1998 to 1999. Mr. Boling was a partner with PricewaterhouseCoopers LLP and its predecessor, Coopers & Lybrand LLP, from 1991 to 1998. He was an accountant with Ernst & Young LLP and its predecessor,
                                    Arthur Young & Company, from 1976 to 1991 and became a partner there in 1982. In
                                    July 1999, TBN filed a voluntary petition for reorganization under federal bankruptcy law.

Jeffrey S. Cobb             39      Mr. Cobb has been Executive Vice President and Chief Operating Officer - Professional
                                    Services of the Company since October 2000. He previously served the Company as
                                    President - Professional Services Division (1999-October 2000), Chief Operating
                                    Officer (1998-1999), Executive Vice President - Operations (1995-1998), Senior Vice
                                    President - Operations and Administration (1992-1995), Director of Projects
                                    (1990-1992), and Director of Recruiting (1989-1990). He is the son of T. Scott Cobb.

Gordon L. Bateman           52      Mr. Bateman has been Executive Vice President of the Company since October 2000, its
                                    Chief Administrative Officer since 1997, and its Secretary since 1996. He previously served the Company as Executive Vice President - Finance and Administration
                                    (1995-1997), Chief Financial Officer (1988-1997), and Senior Vice President
                                    (1987-1995). Mr. Bateman joined the Company in 1984.

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this report, including the exhibits hereto, may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects," "anticipates," "believes," "hopes," "estimates," "plans" or similar phrasing. Forward-looking statements include statements regarding projected operating revenues and costs, liquidity, capital expenditures, and availability of capital resources. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and the Company's actual performance and results may differ materially due to a number of factors, most of which are beyond the Company's ability to predict or control. These factors include, but are not limited to, the Company's business relationships with significant clients; the potential early termination of the Company's IT service contracts without penalty; the potential for the Company's clients to reduce or increase their IT services outsourcing; the Company's potential liability to its clients in connection with the provision of IT services; the Company's ability to attract, develop and retain qualified IT employees; changes in the utilization and productivity rates of the Company's IT employees; the Company's dependence on key management personnel; the types and mix of IT services that the Company performs during any particular period; changes in the Company's gross margins due to a variety of factors, including increased wage and benefit costs that are not offset by billed rate increases; the Company's ability to finance, sustain and manage growth; the Company's ability to develop or acquire additional IT service offerings; the Company's ability to effectively identify, integrate and manage acquired businesses; competition; the outcome of litigation involving the Company, particularly the shareholder litigation described in Item 3 of this report; the trading status of the Company's common stock; the Company's decision to focus on its core competencies of IT Professional staffing, outsourcing and consulting; and general economic conditions. The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events or circumstances occurring after the date hereof, the occurrence of unanticipated events or circumstances, or otherwise.

ITEM 2.  PROPERTIES

         The Company leases its corporate headquarters building in Memphis, Tennessee, under a lease expiring in June 2009. The Company leases regional offices in Nashville, Tennessee; Dallas, Texas; Atlanta, Georgia; and Phoenix, Arizona. The Company leases sales offices or has access to office facilities in Montgomery, Alabama; Little Rock, Arkansas; Jacksonville, Florida; Indianapolis, Indiana; and Jackson, Mississippi.

ITEM 3.  LEGAL PROCEEDINGS

         The Company, certain of its former and current directors and officers, and Ernst & Young LLP, the Company's former independent auditor, were defendants in a consolidated class-action lawsuit filed on behalf of the Company's shareholders in April 2000 in the United States District Court for the Western District of Tennessee, Memphis Division. The lawsuit generally alleged that the defendants had made false and misleading statements regarding the Company's financial results and financial statements for the 1998-2000 fiscal years in violation of the federal securities laws. In response, the defendants filed motions to dismiss the case as a matter of law. On February 15, 2001, the district court granted the defendants' motions and dismissed the case with prejudice. On March 13, 2001, the plaintiffs appealed the dismissal order to the United States Court of Appeals for the Sixth Circuit. In order to avoid the cost and distraction of burdensome, protracted and uncertain litigation, including the pending Sixth Circuit appeal, the Company, the individual defendants, and the plaintiffs have engaged in substantive discussions aimed at settling the case, although no definitive settlement has yet been reached. As of the date of this report, the Company is unable to predict whether the case will be settled and, if it is not settled, what the outcome of the plaintiffs' Sixth Circuit appeal would be and what the ultimate effect, if any, of an adverse decision by the Sixth Circuit on appeal or by the trial court on remand, if any, would be on the Company's consolidated financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fiscal quarter ended April 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock currently is traded in the over-the-counter market and has been quoted on the OTC Bulletin Board under the ticker symbol "SCBI" since September 21, 2000. Before then public trading in the Company's common stock was quoted on the Nasdaq National Market until such trading was suspended on April 14, 2000, and the common stock was delisted on August 18, 2000. Based on the Company's stockholder records and securities position listings, there were approximately 3,400 holders of common stock as of July 15, 2001.

         The following table sets forth the high and low sales prices per share of the Company's common stock during each quarterly period of fiscal 2001 and 2000 as reported by the OTC Bulletin Board and the Nasdaq National Market for the respective periods in which such organizations quoted the public trading in the common stock:

                 2001                                             HIGH          LOW
                 ----                                             ----          ---
         Fourth Fiscal Quarter................................   $0.64         $0.41
         Third Fiscal Quarter.................................    0.65          0.23
         Second Fiscal Quarter................................    2.13          0.36
         First Fiscal Quarter.................................    2.13          2.13

                 2000                                             HIGH          LOW
                 ----                                             ----          ---
         Fourth Fiscal Quarter................................   $4.03         $2.13
         Third Fiscal Quarter.................................    4.00          2.69
         Second Fiscal Quarter................................    6.13          2.88
         First Fiscal Quarter.................................    7.13          4.75

         The Company did not pay any cash dividends on its common stock during fiscal 2001 and 2000. The payment of cash dividends in the future will be at the discretion of the Board of Directors of the Company and will depend on the Company's earnings, financial condition, capital needs, and other factors deemed pertinent by the Board of Directors, including the limitations on the payment of dividends under state law and the Company's credit arrangements. It is the current intention of the Board of Directors not to pay cash dividends and to retain any earnings to finance the operation and expansion of the Company's business.

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

          CONSOLIDATED INCOME STATEMENT DATA FOR YEARS ENDED APRIL 30,
                       (THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001(a)      2000(a)      1999(a)        1998        1997
                                                                -------      -------      -------        ----        ----
Revenue ....................................................   $ 131,300    $ 157,957    $ 152,016    $ 105,722    $64,064
Cost of services ...........................................      93,579      118,917      108,978       74,201     46,586
                                                               ---------    ---------    ---------    ---------    -------
Gross profit ...............................................      37,721       39,040       43,038       31,521     17,478
Selling, general and administrative expenses ...............      37,408       45,904       30,991       20,520     10,345
Impairment and other charges(b) ............................      42,927        2,631        6,650           --         --
                                                               ---------    ---------    ---------    ---------    -------
Income (loss) from operations ..............................     (42,614)      (9,495)       5,397       11,001      7,133
Other income (expenses), net ...............................      (2,459)      (3,768)      (3,455)      (1,012)       983
                                                               ---------    ---------    ---------    ---------    -------
Income (loss) before income taxes ..........................     (45,073)     (13,263)       1,942        9,989      8,116
Provision (benefit) for income taxes .......................     (10,949)      (4,923)         869        3,904      3,053
                                                               ---------    ---------    ---------    ---------    -------
Net (loss) income ..........................................   $ (34,124)   $  (8,340)   $   1,073    $   6,085    $ 5,063
                                                               =========    =========    =========    =========    =======
Net (loss) income per share - basic ........................   $   (1.36)   $   (0.34)   $    0.04    $    0.27    $  0.23
                                                               =========    =========    =========    =========    =======
Net (loss) income per share - diluted ......................   $   (1.36)   $   (0.34)   $    0.04    $    0.27    $  0.23
                                                               =========    =========    =========    =========    =======
Net income .................................................                                                       $ 5,063
Pro forma adjustment for income taxes ......................                                                           177
                                                                                                                   -------
Pro forma net income .......................................                                                       $ 4,886
                                                                                                                   =======
Pro forma net income per share - basic .....................                                                       $  0.22
                                                                                                                   =======
Pro forma net income per share - diluted ...................                                                       $  0.22
                                                                                                                   =======
Cash dividends declared per share ..........................          --           --           --           --         --
Weighted average number of common shares - basic ...........      25,045       24,763       24,683       22,464     22,432
                                                               =========    =========    =========    =========    =======
Weighted average number of common
    shares assuming conversion - diluted ...................      25,045       24,763       24,921       22,756     22,495
                                                               =========    =========    =========    =========    =======

                 CONSOLIDATED BALANCE SHEET DATA AS OF APRIL 30,
                                   (THOUSANDS)

                                                                  2001         2000        1999          1998        1997
                                                                  ----         ----        ----          ----        ----
Working capital (deficit) ..................................   $   6,417    $ (16,573)   $  17,699    $  19,064    $20,351
Total assets ...............................................      66,614      137,231      143,631       99,939     35,094
Long-term debt and non-recourse debt .......................      41,294       71,463       61,918       45,370         --
Tangible shareholders' equity ..............................       8,816        1,676        9,634       12,423     23,482
Total shareholders' equity .................................      13,420       47,072       54,554       38,374     31,633

(a) See Note 2 to the consolidated financial statements for discussion of recent acquisitions and divestitures.
(b)      See Notes 12 and 14 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, in
Item 8 of this report as well as the cautionary statement regarding forward-looking statements in Item 1 of this report.

OVERVIEW

         The Company changed its strategic direction dramatically in fiscal 2001. Prior to fiscal 2001, the Company's growth was driven largely through acquisitions, diversification, and attempts at cross-selling services. In fiscal 2001, the Company focused its resources on its core competencies of providing IT professional staffing, outsourcing, and consulting services (the "Core Operations") and divested a number of its previously acquired business units that are now considered to be non-core. The Company's non-core operations consist primarily of computer hardware and specialty software sales and computer equipment leasing (the "non-core operations"). The Company derives substantially all of its revenue from its Core Operations. In fiscal 2001, professional staffing represented 58%, outsourcing accounted for 23%, and consulting represented 19% of the Company's revenue from Core Operations.

         The decrease in the Company's revenue from $152.0 million in fiscal 1999 to $131.3 million in fiscal 2001 is a function of several factors. These factors include (1) the Company's shift in strategic direction to focus on its Core Operations and to de-emphasize its non-core operations; (2) the Company's sale of its Technology Management Resources business unit in fiscal 2001, which resulted in an $8.3 million decrease in revenue; (3) the Company's sale of its Proven Technology and Global Services business units in fiscal 2001, which resulted in a $2.0 million decrease in revenue; (4) the wind-down of Y2K projects, which resulted in a $6.0 million reduction in revenue; and (5) the general softness in the IT services market.

         The Company's revenue in fiscal 2001 was $131.3 million. Included in that revenue is approximately $22.4 million in revenue from four business units that were either sold during or after the fiscal year. The Company also began the process of winding down its computer equipment leasing business unit that produced $6.9 million in revenue during fiscal 2001. Accordingly, in fiscal 2001, the Company's revenue from its remaining Core Operations, on which the Company will focus its future efforts, was approximately $102 million.

         The Company has historically derived a significant portion of its revenue from a relatively limited number of clients. The Company currently performs services for over 150 clients consisting of state and local governments, Fortune 500 companies, and other large commercial organizations. In fiscal 2001, 2000, and 1999, approximately 48%, 38%, and 42%, respectively, of the Company's revenue was attributable to state and local governmental and quasi-governmental entities (such as public utilities), with the balance being attributable to commercial enterprises. In fiscal 2001, 2000, and 1999, the Company's top five clients - in terms of revenue to the Company - accounted for approximately 44%, 37%, and 36% of the Company's revenue, respectively. From time to time the Company has substantial accounts receivable from its top five clients, but the Company has not experienced any significant payment problems from these clients. A material decrease in services provided to any of the largest clients of the Company could have an adverse impact on the Company's financial condition and results of operations.

         The Company's fiscal year extends from May 1 through the following April 30. The Company generally recognizes revenue as services are performed. The Company's third fiscal quarter ending January 31, in which the number of holidays and employee vacation days reduces the Company's employee billable hours, generally reflects lower revenue and profitability in comparison to the other three fiscal quarters.

RESULTS OF OPERATIONS

     COMPARISON OF FISCAL 2001 TO FISCAL 2000

         Revenue and Operating Profit. The Company's operating results consist of the Core Operations and its non-core operations as described above. Revenue from the Company's combined Core Operations and non-core operations decreased to $131.3 million in fiscal 2001 from $158.0 million in fiscal 2000. The combined net loss was $34.1 million or $1.36 per share in fiscal 2001, compared to a net loss of $8.3 million or $0.34 per share in fiscal 2000.

         Revenue from Core Operations decreased to $122.2 million in fiscal 2001 from $145.5 million in fiscal 2000. Consulting revenue decreased $17.3 million for the year, of which $8.3 million resulted from the sale of the Technology Management Resources business unit on May 2, 2000. Professional staffing revenue decreased $3.8 million for the year due to a 5.0% decrease in average headcount. Outsourcing revenue decreased $2.0 million for the year. Operating profit from Core Operations increased to $15.5 million in fiscal 2001 from $9.0 million in fiscal 2000 primarily due to increased performance in the consulting practice. Operating profit for consulting increased $6.9 million for the year, primarily in the ERP business unit.

         Revenue from non-core operations decreased to $9.1 million in fiscal 2001 from $12.5 million in fiscal 2000 based on the strategic decisions discussed above. Computer hardware sales revenue decreased $2.5 million for the year. Computer specialty software sales revenue decreased $0.9 million for the year. Operating loss from non-core operations increased to $1.7 million in fiscal 2001 from $1.5 million in fiscal 2000.

         Corporate Costs. Corporate costs decreased to $13.5 million in fiscal 2001 from $13.6 million in fiscal 2000.

         Interest Costs. Interest expense decreased to $3.9 million in fiscal 2001 from $4.2 million in fiscal 2000 primarily due to the reduction in the Company's bank debt and changes in interest rates.

         Tax Rate. The effective tax rate for fiscal 2001 is a tax benefit of 24% (the historical effective tax rate less a valuation reserve of approximately $3.1 million), compared to an effective tax benefit of 37% for fiscal 2000. The deferred tax asset valuation allowance was based on management's calculations of estimated probable future taxable income of approximately $17 million over the next ten years after considering the net operating loss carryforwards available of $21.4 million.

         Impairment and Other Charges. In fiscal 2001, the Company recorded certain charges of $42.9 million against operations. The specifics of the charges are as follows:

     - Impairment Charges - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company performed an extensive analysis of the carrying value of goodwill previously recorded. The Company concluded that its cash flows would not recover the carrying amount of the long-lived assets. Accordingly, the Company recorded an impairment charge of $30.4 million for previously recorded goodwill.

         In addition, the Company evaluated its investment in computer equipment leasing activities, specifically the unguaranteed residual values of the leases, given that the Company had strategically decided to exit the leasing operations. The Company concluded that the lease residual values recorded are impaired and, as a result, recorded a $7.3 million impairment.

     - Severance - The Company recorded a charge of $2.2 million. Of this charge, $0.8 million relates to the severance costs of two former executive officers, $1.0 million is to cover employment-related expenses from the reduction in operations at several locations, and $0.4 million is to cover other unusual employment-related costs.

     - Lease Termination Costs - The Company entered into agreements on three operating leases resulting in a $1.2 million charge recorded in the loss on disposal of assets category. In one lease, the Company will incur a $0.1 million lease termination fee. The property was under a long-term lease and was rarely used, and the Company settled its total obligation for 25% of the total contracted rent amount. In two other locations, the Company abandoned leasehold improvements and equipment totaling $0.8 million. As a result, the Company reduced its leased space by approximately 66%.

     COMPARISON OF FISCAL 2000 TO FISCAL 1999

         Revenue and operating profit. The Company's operating results include core operations and results from operations that have been or will be disposed of or discontinued (non-core operations). For the year the overall results saw revenue increase to $158.0 million from $152.0 million. The Net Loss for the year ended April 30, 2000 was $8.3 million or $0.34 per share compared to a net income of $1.1 million or $0.04 per share for the year ended April 30, 1999.

         Revenue from core operations increased from $137.7 million for the year ended April 30, 1999 to $145.5 million for the year ended April 30, 2000, an increase of 5.6%. Revenue from consulting decreased $6.7 million in the year.
In professional staffing, revenue increased $8.7 million for the year due to an increase in headcount. Revenue from outsourcing increased $5.8 million for the year due to a new outsourcing contract.

         Operating profit decreased to $9.0 million for the year ended April 30, 2000 from $19.5 million for the year ended April 30, 1999 primarily due to decreased performance in the consulting practice. The operating profit for consulting (primarily in the ERP business unit) decreased $7.3 million. The remaining decrease in operating profit came from professional staffing.

         Non-core operations consist of operating units whose primary business is hardware and specialty software sales and leasing of computer equipment. Revenues for these operations was $12.5 million for the year ended April 30, 2000 and $14.3 million for the year ended April 30, 1999. Revenue from software sales decreased $1.8 million in the year.

         The operating loss from these non-core operations was $1.5 million for the year ended April 30, 2000 compared to an operating income of $1.9 million for the year ended April 30, 1999.

         Corporate Costs. Corporate costs increased $6.1 million from $7.5 million for the year ended April 30, 2000 to $13.6 million for the year ended April 30, 2000. Increased bad debts ($3.8 million) and professional fees ($1.8 million) accounted for the increase.

         Interest Costs. Interest expense increased from $3.5 million for the year ended April 30, 1999 to $4.3 million for the year ended April 30, 2000. The increase is due primarily to the increase in debt.

         Tax Rate. The effective tax rate for the year ended April 30, 2000 is a tax benefit of 37% compared to an effective tax rate of 44.7% for the year ended April 30, 1999.

         Impairment and Other Charges. During the year ended April 30, 2000, the Company recorded a charge of $2.6 million against operations for the impairment of goodwill.

RELIANCE UPON SIGNIFICANT CUSTOMERS

         For the year ended April 30, 2001 the Company's five largest customers accounted for 44% of revenue, an increase from 37% for the year ended April 30, 2000. In the outsourcing business units one customer accounted for 37% of outsourcing revenues for the year ended April 30, 2000, and had increased to 47% of outsourcing revenue for the year ended April 30, 2001. In fiscal 2001 the following customers accounted for 10% or more of the Company's revenue: the State of Tennessee (11%), State of Kentucky (10%) and Honeywell Inc. (10%).

LIQUIDITY AND CAPITAL RESOURCES

         On July 27, 2001 the Company closed on a five year $27.5 million credit facility that consists of a $17.5 million revolver and a $10.0 million term loan. Additionally, the Company has agreed in principle with another bank to refinance its existing $5.0 revolver into a $4.0 term loan. Accordingly, the Company used $16.8 million of the main credit facility ($10.0 million on the term loan and $6.8 million on the revolver) to retire its short term debt with one lender and will make the $1.0 million payment to its other lender.

         During the first year, the new revolver will bear interest at prime plus a margin (1.25%) and the term loan will bear interest at prime plus a margin (2.75%). At the April 30, 2002, if the Company has achieved certain financial covenants the aforementioned margins will be reduced to 1.0% and 2.25% on the revolver and term loan, respectively. The term loan will be amortized at $350,000 plus interest per month. At April 30, 2002, the required term loan principal amortization will be reduced to $275,000 per month if certain financial covenants are met.

         The availability under the revolver will be limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable.

         The $4.0 million term loan will bear interest at prime plus a margin (2.0%). The Company will repay the loan at a rate of $70,000 plus interest per month. Additionally, during April 30, 2002, at two dates, if the Company has achieved certain financial covenants, the primary lender will advance the Company two payments of $500,000 each to repay part of the $4.0 million term loan. Additionally, another $500,000 will be paid on this term loan from the receipt of the Company's pending income tax refund.

         In addition to the above credit facility, the Company funds its operations from cash generated by operations. The Company's operating activities provided net cash of approximately $15.9 million, $7.2 million and $7.7 million for fiscal years 2001, 2000 and 1999, respectively. The increase in Fiscal 2001 was mainly attributable to refundable income taxes.

         At April 30, 2001 the Company had working capital of approximately $6.4 million, a $23.0 million increase from the $16.6 million working capital deficit at April 30, 2000. During fiscal 2001, the Company repaid $30.2 in debt and with the refinancing reclassified $16.7 million in debt from current to long term.

         At April 30, 2001 the Company had approximately $0.6 million in available cash and no availability under it's then credit facility. Based on the loan covenants of the new credit facility, on July 27, 2001 the Company had approximately $2.7 million in available cash and approximately $2.3 in availability under the credit facility. The Company believes its cash flow from operations and borrowings under its new credit facility will be sufficient to meet the Company's needs for at least the next twelve months.

         The Company's capital expenditures primarily relate to computer equipment purchases for use by the Company's professionals or to use in outsourcing contracts and purchases of equipment used in non-cancelable operating leases. In fiscal 2001, the Company had approximately $2.1 million in capital expenditures, down from approximately $6.5 million in capital expenditures in fiscal 2000. The Company does not expect substantial capital expenditures in fiscal 2002.

         On May 1, 2000 the revolving line of credit had a $25.4 ceiling. On May 2, 2000 it was reduced $1.0 from the proceeds of the sale of the TMR unit and on three different occasions was reduced a total of $6.2 million from the proceeds of income tax refunds. At April 30, 2001 there was $19.2 million outstanding on the revolver. In May 2001 $0.8 million was paid on the revolver from the receipt of the TMR escrow.

         On April 30, 2001 there was $6.9 million outstanding on the term loan, a $3.4 million reduction during the year from the $0.4 monthly payments.

         During the course of fiscal 2001 the Company and its former lender modified the loan agreement seven (7) times, a) three (3) times to extend the loan, b) two (2) times to waive non-compliance of financial covenants, c) once to provide consent to sell a business unit and d) once to provide for a short term loan. This was a three year credit facility with an original maturity date of October 31, 2000. The facility was comprised of a revolver and a term loan. Borrowings under the credit facility had an interest rate equal to prime plus 1.25% (8.75% at April 30, 2001).

         On May 2, 2000, the Company sold its TMR business unit for $10.0 million (including $0.3 million in assumed liabilities). The Company received $8.7 million in cash, plus $1.0 million was deposited in escrow. Of the proceeds, $7.0 million were used to retire the short-term loan that was obtained to fund the acquisition of Global, and $1.0 million were used to permanently reduce the credit facility. The remaining cash was used for working capital. $0.9 of $1.0 million escrow was released in April 2001, and was used to permanently reduce the credit facility.

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

          On June 20, 2001, Partners Resources Inc., a wholly-owned subsidiary of the Company, sold substantially all the assets of its Enterprise Resource Planning ("ERP") business unit to OneNeck IT Services, Corporation, a company formed by a management group of the ERP unit, for $10.5 million in cash. The assets sold consisted primarily of the equipment, real estate leases, trade accounts receivable, contract interests, intellectual property, business books and records, and goodwill of the ERP business. The purchase price was negotiated at arms length between the parties, taking into account the historical operating results and existing customer relationships of the ERP business. The Company used $8.5 million of the proceeds from the sale to reduce its bank debt. There was no significant gain or loss recognized on the transaction.

         The Company obtained a $2.5 million short-term loan on August 11, 2000 and used the proceeds for general corporate purposes. The short-term loan was repaid on September 10, 2000.

         The Company also has a $5 million line of credit with another bank, which bears interest at a rate equal to prime plus a spread, (currently 2%). At April 30, 2001, there was approximately $5.0 million outstanding under this line of credit. The Company and the lender have agreed in principle to convert the loan to a 3 year term loan.

         The Company has $9.7 million in non-recourse debt that is paid through the Company's $9.9 million investment in leasing activities. $5.9 million of the non-recourse debt is classified as current and will be paid by $6.4 million in current minimum lease payments receivable.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The new interpretation clarifies treatment of stock option award modifications as well as certain definitions of APB No. 25. This Interpretation was effective July 1, 2000, but certain conclusions in this. Interpretation cover specific events that occurred after December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this. Interpretation are recognized on a prospective basis from July 1, 2000. The application of this interpretation did not have a material effect on the consolidated financial statements of the Company.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         Our primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of our $31.0 million in outstanding recourse debt at April 30, 2001, relates to our credit facilities with a commercial banks. Interest on the outstanding balance is charged based on a variable rate related to the Prime rate. The rate is incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $310,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at April 30, 2001. We do not trade in derivative financial instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----

Report of Independent Certified Public Accountants................................................................   16

Report of Independent Auditors....................................................................................   17

Consolidated Balance Sheets as of April 30, 2001 and 2000.........................................................   18

Consolidated Statements of Operations for the Years ended April 30, 2001, 2000, and 1999..........................   19

Consolidated Statements of Shareholders' Equity for the Years ended April 30, 2001, 2000, and 1999................   20

Consolidated Statements of Cash Flows for the Years ended April 30, 2001, 2000, and 1999..........................   21

Notes to Consolidated Financial Statements........................................................................   22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
SCB Computer Technology, Inc.

We have audited the accompanying consolidated balance sheets of SCB Computer Technology, Inc. and its subsidiaries (the "Company") as of April 30, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended April 30, 2001 and 2000. We have also audited the accompanying schedule of valuation and qualifying accounts as of and for the years ended April 30, 2001 and 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCB Computer Technology, Inc. and its subsidiaries as of April 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years ended April 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                       /s/ BDO SEIDMAN, LLP

Memphis, Tennessee
July 27, 2001

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
SCB Computer Technology, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of SCB Computer Technology, Inc. and its subsidiaries for the year ended April 30, 1999. We have also audited the accompanying schedule of valuation and qualifying accounts as of and for the year ended April 30, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, SCB Computer Technology, Inc. and its subsidiaries consolidated results of their operations and their cash flows for the year ended April 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Memphis, Tennessee
June 30, 2000

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                                                                     APRIL 30,
                                                                                    -----------------------
                                                                                      2001          2000
                                                                                    ---------     ---------
Current assets:
   Cash and cash equivalents ...................................................    $     575     $   1,813
   Accounts receivable-trade, net of allowance for doubtful
      accounts of $624 in 2001 and $1,519 in 2000 ..............................       19,605        25,226
   Current portion of leases ...................................................        7,312        13,915
   Prepaid expenses ............................................................        1,663         1,818
   Inventory ...................................................................           --           576
   Refundable income taxes .....................................................        1,844         7,971
   Deferred income taxes .......................................................        4,714         2,817
                                                                                    ---------     ---------
      Total current assets .....................................................       35,713        54,136
Investment in leasing activities ...............................................        2,543        13,225
Fixed assets:
   Furniture, fixtures, and equipment ..........................................       32,964        34,814
   Accumulated depreciation ....................................................      (17,989)      (13,343)
                                                                                    ---------     ---------
                                                                                       14,975        21,471
Other long-term assets:
   Goodwill, net of accumulated amortization ...................................        4,604        45,396
   Deferred income taxes-long-term .............................................        7,793            --
   Other .......................................................................          986         3,003
                                                                                    ---------     ---------
                                                                                       13,383        48,399
                                                                                    ---------     ---------
Total assets ...................................................................    $  66,614     $ 137,231
                                                                                    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade ....................................................    $     948     $   4,790
   Deferred revenue ............................................................          959         2,353
   Accrued expenses ............................................................        9,993        10,071
   Notes payable ...............................................................           --         7,041
   Current portion of long-term debt ...........................................       11,484        36,759
   Current portion of non-recourse notes payable ...............................        5,912         9,695
                                                                                    ---------     ---------
   Total current liabilities ...................................................       29,296        70,709
Long-term debt .................................................................       20,085         7,231
Notes payable - non-recourse ...................................................        3,813        10,737
Other long-term liability ......................................................           --           183
Deferred income taxes-long-term ................................................           --         1,299
                                                                                    ---------     ---------
Total liabilities ..............................................................       53,194        90,159
Commitments and contingencies (Notes 6, 7, 8, 12, 17 and 18)
Shareholders' equity:
   Preferred stock, no par value - authorized 1,000 shares, none issued ........           --            --
   Common stock, $.01 par value - 100,000 shares authorized; 25,045
   shares issued and outstanding ...............................................          250           250
   Additional paid-in capital ..................................................       40,708        40,236
   Retained earnings (deficit) .................................................      (27,538)        6,586
                                                                                    ---------     ---------
   Total shareholders' equity ..................................................       13,420        47,072
                                                                                    ---------     ---------
Total liabilities and shareholders' equity .....................................    $  66,614     $ 137,231
                                                                                    =========     =========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except earnings per share)

                                                               YEAR ENDED APRIL 30,
                                                      -------------------------------------
                                                        2001          2000          1999
                                                      ---------     ---------     ---------
Revenue ..........................................    $ 131,300     $ 157,957     $ 152,016
Cost of services .................................       93,579       118,068       107,178
Provision for contract losses ....................           --           849         1,800
                                                      ---------     ---------     ---------
Gross profit .....................................       37,721        39,040        43,038
Selling, general and administrative expenses .....       37,408        45,904        30,991
Impairment and other charges (Note 14) ...........       42,927         2,631         6,650
                                                      ---------     ---------     ---------
Income (loss) from operations ....................      (42,614)       (9,495)        5,397
Other income (expenses):
   Interest income ...............................           86            65           159
   Interest expense ..............................       (3,893)       (4,251)       (3,494)
   Other income (expense), net ...................        1,348           418          (120)
                                                      ---------     ---------     ---------
   Total other income (expenses) .................       (2,459)       (3,768)       (3,455)
                                                      ---------     ---------     ---------
Income (loss) before income taxes ................      (45,073)      (13,263)        1,942
Income tax expense (benefit):
   Current .......................................           --        (6,588)        1,976
   Deferred ......................................      (10,949)        1,665        (1,107)
                                                      ---------     ---------     ---------
   Total income tax expense (benefit) ............      (10,949)       (4,923)          869
                                                      ---------     ---------     ---------
Net income (loss) ................................    $ (34,124)    $  (8,340)    $   1,073
                                                      =========     =========     =========
Net income (loss) per share - basic ..............    $   (1.36)    $   (0.34)    $    0.04
                                                      =========     =========     =========
Net income (loss) per share - diluted ............    $   (1.36)    $   (0.34)    $    0.04
                                                      =========     =========     =========
Weighted average number of common
   shares - basic ................................       25,045        24,763        24,683
                                                      =========     =========     =========
Weighted average number of common
   shares - diluted ..............................       25,045        24,763        24,921
                                                      =========     =========     =========


          See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              NUMBER               ADDITIONAL        RETAINED           TOTAL
                                                OF      COMMON      PAID-IN          EARNINGS       SHAREHOLDERS'
                                              SHARES    STOCK       CAPITAL         (DEFICIT)          EQUITY
                                              ------    ------    ------------     ------------     ------------
Balance at April 30, 1998 ................    23,074    $  231    $     24,499     $     13,853     $     38,583
   Tax benefit of stock options
      exercised ..........................        --        --             183               --              183
   Issuance of common stock as
      additional purchase price for
      Partners acquisition ...............     1,581        16          14,239               --           14,255
   Issuance of common
      stock in connection
      with the exercise of
      employee stock options .............        56        --             459               --              459
   Net income ............................        --        --              --            1,073            1,073
                                              ------    ------    ------------     ------------     ------------
Balance at April 30, 1999 ................    24,711       247          39,380           14,926           54,553
   Issuance of common
      stock in connection
      with purchase of RAO ...............       333         3             850               --              853
   Issuance of common
      stock in connection
      with the exercise of
      employee stock options .............         1                         6               --                6
   Net loss ..............................        --        --              --           (8,340)          (8,340)
                                              ------    ------    ------------     ------------     ------------
Balance at April 30, 2000 ................    25,045       250          40,236            6,586           47,072
   Purchase of treasury shares
       of common stock (60,000 shares) ...        --        --             (28)              --              (28)
   Issuance of common stock ..............        --        --             500               --              500
   Net loss ..............................        --        --              --          (34,124)         (34,124)
                                              ------    ------    ------------     ------------     ------------
Balance at April 30, 2001 ................    25,045    $  250    $     40,708     $    (27,538)    $     13,420
                                              ======    ======    ============     ============     ============


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                    YEAR ENDED APRIL 30,
                                                                            --------------------------------
                                                                              2001        2000        1999
                                                                            --------    --------    --------
Operating Activities:
   Net (loss) income ....................................................   $(34,124)   $ (8,340)   $  1,073
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Impairment and other charges ......................................     42,927       2,631       3,950
      Provision for contract losses .....................................         --          --       1,800
      Gain on lease disposals ...........................................         --          --        (994)
      Provision for bad debts ...........................................      1,637       4,024         256
      Depreciation ......................................................     10,248       7,862       5,657
      Amortization ......................................................      2,688       2,841       1,620
      Deferred income taxes .............................................    (10,949)      1,665      (1,107)
      Gain on sale of assets ............................................     (1,366)         --          --
   Change in operating assets and liabilities, net of acquisitions/
      divestitures of businesses:
      Accounts receivable ...............................................      3,722       5,286      (9,218)
      Prepaid expenses ..................................................        155         646         168
      Inventory .........................................................        122        (191)         14
      Refundable income taxes ...........................................      6,127      (8,647)     (1,305)
      Other assets ......................................................      2,280         882      (2,006)
      Accounts payable - trade ..........................................     (3,637)     (2,486)      3,231
      Accrued expenses ..................................................     (3,892)        999       4,526
                                                                            --------    --------    --------
   Total adjustments ....................................................     50,062      15,512       6,592
                                                                            --------    --------    --------
   Net cash provided by operating activities ............................     15,938       7,172       7,665
                                                                            --------    --------    --------
Investing Activities:
   Purchases of fixed assets ............................................     (2,103)     (6,473)    (22,715)
   Net change in investment in leasing activities .......................      6,068      (5,365)      3,237
   Proceeds from lease disposals ........................................         --          --       1,245
   Purchases of businesses ..............................................         --      (3,218)     (6,165)
   Proceeds from sale of businesses .....................................      9,028          --          --
   Proceeds from buildings and land sale ................................         --       1,629          --
   Other long-term liability ............................................         --        (790)         72
                                                                            --------    --------    --------
   Net cash provided by (used in) investing activities ..................     12,993     (14,217)    (24,326)
                                                                            --------    --------    --------
Financing Activities:
   Payments on short-term debt ..........................................     (9,541)         --          --
   Borrowings on short-term debt ........................................      2,500       7,000          --
   Borrowings on long-term debt .........................................         --       1,538      27,926
   Payments on long-term debt ...........................................    (12,421)     (4,274)    (10,290)
   Net borrowings (repayments) under line of credit .....................         --      (1,929)      2,569
   Options exercised ....................................................         --           6         459
   Proceeds from non-recourse debt ......................................         --      12,827       4,000
   Payments on non-recourse debt ........................................    (10,707)    (11,628)     (5,668)
                                                                            --------    --------    --------
   Net cash provided by (used in)  financing activities .................    (30,169)      3,540      18,996
                                                                            --------    --------    --------
   Net increase (decrease) in cash
      and cash equivalents ..............................................     (1,238)     (3,505)      2,335
   Cash and cash equivalents at beginning of year .......................      1,813       5,318       2,983
                                                                            --------    --------    --------
   Cash and cash equivalents at end of year .............................   $    575    $  1,813    $  5,318
                                                                            ========    ========    ========
Supplemental Disclosures of Cash Flow Information:
   Interest paid ........................................................   $  3,553    $  3,975    $  3,613
   Income taxes paid ....................................................   $     --    $  1,674    $  4,500


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

         General

         SCB Computer Technology, Inc. (the "Company" or "SCB") was incorporated on May 11, 1984, in the State of Tennessee. The Company is an information technology company which primarily provides management and technical services mainly to state and local governments, public utilities, Fortune 500 companies, and other large organizations.

         Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Fixed Assets

         All fixed assets are carried at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is computed using the straight-line basis over the useful lives of the various fixed assets. The estimated useful lives for computing depreciation on fixed assets is 5-10 years.

         Long-Lived Assets

         Goodwill represents the excess of the cost of businesses acquired using the purchase method of accounting over the fair value of the net identifiable assets at the date of acquisition and is being amortized using the straight line method over periods ranging from 3 to 30 years.

         The Company monitors events and changes in circumstances that could indicate the carrying amount of long-lived and intangible assets may not be recoverable. These events or changes may include a significant decrease in cash flow, a significant decrease in earnings or a significant adverse change in legal factors among other items. When events or changes in circumstances are present that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows after related interest charges. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values.

         Revenue Recognition

         The Company recognizes revenues as professional services are performed.

         The Company's contracts with customers are in three forms: 1) time and materials, 2) fixed monthly fee, and 3) fixed fee for an engagement. The majority of the Company's revenue is billed on a time and materials basis. At the beginning of each month, the Company bills for actual hours performed the prior month. Some time and materials contracts contain a cap on hours to be worked in which case the hours are monitored in order to not exceed the cap. Less than 25 percent of the Company's revenue is performed for a fixed monthly fee basis.

         In instances where the Company accepts an engagement on a fixed fee basis, the Company records revenue on a percentage of completion basis. Each month the project leader of the engagement submits to accounting the percentage the project is complete. Based upon the difference in the percentage between the prior month and the current month, the Company records revenue. The Company's agreement with the client calls for billing of fees at specified increments not directly related to the costs incurred.

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

         Leases not meeting the criteria for capitalization are classified as operating leases. For operating leases, lease payments are recognized as rental revenue on a straight-line basis over the life of the lease. Depreciation expense on equipment under operating leases is recorded over the lease term. The amount subject to depreciation is the total cost of the leased asset less the unguaranteed residual value at the end of the lease.

         Amendments, extensions and terminations of leases are accounted for in accordance with SFAS No. 13.

         Indirect Leasing Costs

         Indirect costs incurred in connection with leasing transactions, such as commissions and certain salaries, are capitalized and amortized over the lease period.

         Determination of Gross Residual Interests

         The unguaranteed gross residual interests of equipment on direct financing leases and operating leases are determined by assessing the technical and economic life of the equipment in relation to the length of the lease. The estimated gross residual interests are periodically reassessed to account for potential fluctuations in residual values. Reassessment procedures include independent appraisals, evaluation of new technological developments, and comparison of remaining estimated residual interests with residual values of leases that terminated during the current period. If there are indications that gross residual interests are impaired, the Company's policy is to write the amounts down to estimated net realizable value.

         Income Taxes

         The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A deferred tax asset valuation allowance is recorded when the realization of deferred tax assets is not assessed as more likely than not.

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

         Concentrations of Credit Risk

         Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company evaluates the credit worthiness of its potential customers' financial positions and monitors accounts on a periodic basis, but typically does not require collateral related to trade receivables. The Company has not historically experienced significant losses related to receivables from individual customers or groups of customers in a particular industry or geographic area.

         Reclassification

         Certain account reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 presentation.

         Fair Value of Financial Instruments

         The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximates fair values of these instruments at April 30, 2001 and 2000.

         New Accounting Pronouncements

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The new interpretation clarifies treatment of stock option award modifications as well as certain definitions of APB No. 25. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The application of this interpretation did not have a material effect on the consolidated financial statements of the Company.

2. BUSINESS ACQUISITIONS AND DISPOSITIONS

         The following is a summary of the Company's acquisitions and dispositions for the years ended April 30, 2001, 2000 and 1999:

ACQUISITIONS

  DATE                       DESCRIPTION                                 PURCHASE PRICE                    CONSIDERATION
--------                     -----------                                 --------------                    --------------
May 1998          Proven Technology, Inc. ("Proven")                     Not applicable -                 543,724 shares
                                                                         pooling of interests             of common stock

May 1999          Global Services, Inc. ("Global")                        $ 6,647,000                     Cash

May 2000          RAO Consulting Incorporated ("RAO")                     $ 1,500,000                     $300,000 cash;
                                                                                                          $300,000 note: and
                                                                                                          333,000 shares of
                                                                                                          common stock

DISPOSITIONS

May 2000          Substantially all of the assets of Technology           $ 9,675,000 plus                Cash
                  Management Resources business unit                        assumption
                                                                            of liabilities

November 2000     Substantially all the assets of Proven Technology       $    28,000                     60,000 shares
                  and Global Services business units                                                      of common stock
                                                                                                          of the Company

         As of April 30, 2001, the Company has no remaining earnout or contingent payment obligations to any of the sellers or buyers of the above transactions. In May 1999, the Company paid $7.1 million and issued 1,580,582 initial shares of its common stock to the former shareholders of Partners Resources, Inc. ("PRI") in full settlement of remaining earnout provisions. PRI was acquired effective June 30, 1997.

         Subsequent to April 30, 2001, the Company sold substantially all the assets if its Enterprise Resource Planning ("ERP") business unit as described in
Note 20.

3. ACCOUNTS RECEIVABLE -- TRADE

         Accounts receivable - trade includes unbilled receivables of $1,282,987 and $3,870,737 under contracts to purchase services as of April 30, 2001 and 2000, respectively. Such amounts are billable upon completion of performance milestones. Substantially all of the unbilled receivables are expected to be collected within one year.

         The Company earns a significant portion of its revenue from its top five customers. Revenues earned from its top five customers totaled 44%, 37%, and 36% for the years ended April 30, 2001, 2000, and 1999, respectively. Three clients, the State of Tennessee (11%), the State of Kentucky (10%), and Honeywell Inc. (10%) accounted for 10% or more of the Company's revenues in fiscal 2001. At April 30, 2001 and 2000, accounts receivable from these significant customers were $7,631,139 and $12,006,254, respectively.

4. INVESTMENT IN LEASING ACTIVITIES

         The Company has investments in direct financing leases and non-cancelable operating leases. The following items comprise the net amounts of leasing activities in the respective balance sheet captions (in thousands):

                                                                                          APRIL 30
                                                                                   ----------------------
                                                                                     2001          2000
                                                                                   --------      --------
Investment in leases
   Direct financing leases.....................................................    $  4,906      $ 14,076
   Equipment under operating leases, net of accumulated depreciation
      of $11,099 in 2001 and $6,681 in 2000....................................       4,949        13,064
                                                                                   --------      --------
                                                                                      9,855        27,140
      Less: current portion....................................................       7,312        13,915
                                                                                   --------      --------
      Investment in leasing activities, non-current............................    $  2,543      $ 13,225
                                                                                   ========      ========

         The following is a summary by year of the future minimum lease payments receivable from direct financing leases and minimum future rentals on non-cancelable operating leases (in thousands):

                                                  MINIMUM LEASE
YEAR ENDING                                          PAYMENTS       MINIMUM      TOTAL PAYMENTS
 APRIL 30,                                          RECEIVABLE      RENTALS        RECEIVABLE
-----------                                       -------------    ---------     --------------
2002...........................................    $     2,589     $   3,767       $   6,356
2003...........................................          1,908         1,207           3,115
2004...........................................            442            15             457
2005...........................................            377             1             378
                                                   -----------     ---------       ---------
                                                   $     5,316     $   4,990       $  10,306
                                                   ===========     =========       =========

         The minimum lease payments receivable for all direct financing leases and minimum future rentals on non-cancelable operating leases are assigned to lenders as security for non-recourse debt which is discussed in Note 5.

5. NON-RECOURSE DEBT

         At April 30, 2001, the non-recourse debt balances were $4,775,831 and $4,949,208 for direct financing leases and operating leases, respectively. At April 30, 2000, the non-recourse debt balances were $10,324,911 and $10,106,882 for direct financing leases and operating leases, respectively. Substantially all of the proceeds from the issuance of non-recourse debt was used to purchase assets leased under direct financing and operating leases. The non-recourse financing, which bears interest at rates ranging from 6.4% to 12.0%, is secured by the assigned lease payments and the underlying leased property. The lenders receive lease payments directly from the lessees. The following is a summary of the future maturities of non-recourse debt:

                YEAR ENDING               DEBT RELATING TO DIRECT     DEBT RELATING TO
                 APRIL 30,                   FINANCING LEASES         OPERATING LEASES          TOTAL
                -----------               ------------------------    -----------------       ----------
                  2002                         $   2,221                 $  3,691             $    5,912
                  2003                             1,837                    1,202                  3,039
                  2004                               445                       56                    501
                  2005                               273                       --                    273
                                               ---------                 --------             ----------
                                               $   4,776                 $  4,949             $    9,725
                                               =========                 ========             ==========

6. LONG-TERM DEBT

         The Company has a $5,000,000 line of credit with a bank which bears interest at a rate of prime plus 2.0% (9.5% at April 30, 2001) and is due upon demand. At April 30, 2001, and April 30, 2000, $4,967,082 and $4,974,288,
respectively, was outstanding under this line of credit which is unsecured.

         Long-term debt consisted of the following at April 30, 2001 and 2000 (in thousands):

                                                                  APRIL 30
                                                          -----------------------
                                                            2001           2000
                                                          ---------     ---------
Credit Facility and Term Loan.........................    $  30,928     $  40,990
Term notes............................................          641         3,000
                                                          ---------     ---------
                                                             31,569        43,990
Less: current portion.................................       11,484        36,759
                                                          ---------     ---------
                                                          $  20,085     $   7,231
                                                          =========     =========

         On April 15, 2001 the Company entered into the Tenth Amended and Restated Loan Agreement (the "Loan Agreement"). Under the Loan Agreement, the Company has a $26,250,000 revolving credit facility (the "Credit Facility") and a $15,000,000 term loan (the "Term Loan") with a bank which is secured by receivables, inventory, equipment, fixtures and other assets of the Company. The Credit Facility and Term Loan, bear interest at Prime plus an additional margin (8.75% and 9.20% at April 30, 2001 and 2000, respectively). In connection with this Credit Facility, the Company granted 250,000 common stock warrants to the lender at an exercise price of $0.44 per share. The warrants were amended on December 15, 2000 to change the exercise price to $0.31. The fair value of the warrants is being amortized over the term of the loan. On June 15, 2001 the Company entered into the Eleventh Amended and Restated Loan Agreement which reduced the amount of the Credit Facility by $8.5 million and allowed for the sale of the Company's ERP business unit.

         Pursuant to the Loan Agreement, the Credit Facility matures on July 15, 2001 and the Term Loan matures on July 31, 2002. Additionally, the Loan Agreement contains various covenants, including funded debt to EBITDA ratio, restrictions on capital expenditures and leasing obligations. The Loan Agreement also requires that any proceeds from the sale of assets or subsidiaries or from receipt of income tax refunds be used to pay down debt.

         At April 30, 2001 and 2000, there was $19,012,431 and $25,727,000, respectively, outstanding under the Credit Facility. In May 2001, the Credit Facility was reduced by $800,000 from the escrow proceeds of the TMR business unit sale. In June 2001 the Credit Facility was reduced by $8,500,000 from proceeds of the sale of the ERP business unit as discussed in Note 15.

         On July 27, 2001 the Credit Facility and the Term Loan were refinanced with another financial institution as discussed in Note 19. Approximately $16.7 million of debt previously classified as current portion of long-term debt was reclassified to long-term debt in the April 30, 2001 balance sheet as a result of this refinancing ($12.9 million), the reduction in debt from the TMR escrow proceeds ($0.8 million) and the reduction in debt from the ERP proceeds ($3.0 million). In connection with the new debt the Company granted 300,000 common stock warrants at an exercise price of $1.00 with a term of three years.

         The Term Loan is payable in monthly installments of $353,845 and at April 30, 2001 and 2000 there was $6,948,701 and $10,288,722 outstanding, respectively, under the Term Loan.

         The $7.0 million Short Term Loan outstanding at April 30, 2000 was retired in May 2000 from the proceeds of the sale of the TMR business unit.

         The Company has several term notes with various lending institutions that bear interest at rates ranging from 8.1% to 11.0%. These notes have varying maturity dates ranging from 2002 to 2004. The notes are secured primarily by computer equipment, as the majority of the notes were obtained for the purchase of such equipment.

         Future maturities related to long-term debt are as follows (in thousands):

                    YEAR ENDING
                     APRIL 30,
                    -----------
                        2002.............................     $    11,484
                        2003.............................           5,099
                        2004.............................           3,511
                        2005.............................             840
                        2006.............................             317
                        Thereafter.......................          10,318
                                                              -----------
                                                              $    31,569
                                                              ===========

7. EMPLOYEE BENEFIT PLANS

         The Company has a profit-sharing plan with an employee stock ownership plan (the "ESOP") provision for full-time employees age 21 and over. Contributions are made at the discretion of the Board of Directors. The Company did not contribute to the plan for the years ended April 30, 2001, 2000 and 1999, but paid administrative expenses associated with the plan of $23,277, $26,850, and $21,510 in such years.

         The Company also provides a qualified 401(k) profit sharing plan for full-time employees age 21 or over who have been with the Company for thirty days by April 30. The Company matches a percentage of the employees contribution based on length of service. Contributions were $634,380, $853,656, and $538,758 for the years ended April 30, 2001, 2000 and 1999, respectively.

8. LEASES

         Total rent expense for the years ended April 30, 2001, 2000 and 1999 was $2,398,667, $2,079,126, and $1,559,211, respectively. The Company leases certain office facilities and vehicles under terms of non-cancelable operating lease agreements which expire at various dates. Total future annual lease requirements are as follows (in thousands):

             YEAR ENDING APRIL 30,
             ---------------------
                    2002...................     $    1,963
                    2003...................          2,057
                    2004...................            573
                    2005...................            559
                    2006...................            578
                    Thereafter.............          1,878
                                                ----------
                                                $    7,608
                                                ==========

9. FEDERAL AND STATE INCOME TAXES

         Significant components of the provision for income taxes are as follows (in thousands):

                                                       YEAR ENDED APRIL 30,
                                           ---------------------------------------------
                                               2001             2000            1999
                                           ------------     ------------     -----------
Federal:
    Current.............................   $         --     $     (5,587)    $     1,668
    Deferred............................         (9,286)           1,412            (958)
                                           ------------     ------------     -----------
                                                 (9,286)          (4,175)            710
                                           ------------     -------------    -----------
State:
    Current.............................             --           (1,001)            308
    Deferred............................         (1,663)             253            (149)
                                           ------------     ------------     -----------
                                                 (1,663)            (748)            159
                                           ------------     ------------     -----------
Total expense (benefit).................   $    (10,949)    $     (4,923)    $       869
                                           ============     ============     ===========

         Deferred tax liabilities and assets are comprised of the following (in thousands):

                                                                     YEAR ENDED APRIL 30,
                                                                   -----------------------
                                                                     2001          2000
                                                                   ---------     ---------
Deferred tax liabilities:
      Leasing activities .......................................   $   1,999     $   3,566
      Deductible goodwill ......................................          --           370
      Accumulated depreciation .................................       4,209         2,337
                                                                   ---------     ---------
      Total deferred tax liabilities ...........................       6,208         6,273
                                                                   ---------     ---------
Deferred tax assets:
      Goodwill impairment ......................................       8,759         1,258
      Impairment of assets and provision
         for contract losses ...................................       2,884           647
      Vacation expense .........................................         715           794
      Net operating loss carry forward .........................       8,460         3,940
      Allowance for doubtful accounts ..........................         736         1,152
      Other accrued liabilities ................................         379            --
                                                                   ---------     ---------
      Total deferred tax assets ................................      21,933         7,791
      Increase in deferred tax asset valuation allowance .......      (3,218)           --
                                                                   ---------     ---------
Net deferred tax assets (liabilities) ..........................      12,507         1,518
Less: Amount classified as current .............................      (4,714)       (2,817)
                                                                   ---------     ---------
Deferred income taxes - long term ..............................   $   7,793     $  (1,299)
                                                                   =========     =========

         The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is (in thousands):

                                                                      YEAR ENDED APRIL 30,
                                           ------------------------------------------------------------------------
                                                   2001                       2000                    1999
                                           ---------------------     ---------------------     --------------------
                                            AMOUNT      PERCENT       AMOUNT      PERCENT       AMOUNT     PERCENT
                                           --------     --------     --------     --------     --------    --------
Tax at U.S. statutory rates ............   $(15,325)       (34.0%)   $ (4,510)       (34.0%)   $    660        34.0%
State income taxes, net of
     federal tax benefit ...............     (1,098)        (2.4)        (470)        (3.5)         106         5.4
Deferred tax valuation allowance .......      3,218          7.1           --           --           --          --
Non-deductible goodwill impairment .....      1,193          2.6           --           --           --          --
Other, net .............................      1,063          2.4           57          0.4          103         5.3
                                           --------     --------     --------     --------     --------    --------
                                           $(10,949)       (24.3%)   $ (4,923)       (37.1%)   $    869        44.7%
                                           ========     ========     ========     ========     ========    ========

         The Company has a federal income tax loss carryforward for tax return purposes of approximately $21.4 million. The loss carryforward expires in various amounts through 2016.

10. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                               YEAR ENDED APRIL 30,
                                                     --------------------------------------
                                                        2001          2000          1999
                                                     ----------    ----------    ----------
NUMERATOR:
    Net income (loss) ............................   $  (34,124)   $   (8,340)   $    1,073
                                                     ==========    ==========    ==========
DENOMINATOR:
    Denominator for basic earnings per share
    - weighted average shares ....................       25,045        24,763        24,683
    Effect of dilutive securities:
    Employee stock options .......................           --            --           238
                                                     ----------    ----------    ----------
    Denominator for diluted earnings
    per share - adjusted weighted average
    and assumed conversions ......................       25,045        24,763        24,921
                                                     ==========    ==========    ==========
Basic earnings (loss) per share ..................   $    (1.36)   $    (0.34)   $     0.04
                                                     ==========    ==========    ==========
Diluted earnings (loss) per share ................   $    (1.36)   $    (0.34)   $     0.04
                                                     ==========    ==========    ==========

11. STOCK INCENTIVE PLANS

         The Stock Incentive Plans provide for the granting of incentive stock options or non-qualified options to employees and to the Company's non-employee directors to purchase shares of the Company's common stock. The options generally become exercisable within one to four years from the date of grant and expire ten years from the date of grant. Under the current plan, 1,991,110 shares of common stock are available for grant. The plan also provides for grants of stock appreciation rights and restricted stock. The following amounts reflect the effect of all stock dividends and splits declared through April 30, 2001 (in thousands, except weighted average exercise and price):

                                                            YEAR ENDED             YEAR ENDED               YEAR ENDED
                                                          APRIL 30, 2001         APRIL 30, 2000           APRIL 30, 1999
                                                        ------------------     ------------------       -------------------
                                                                  WEIGHTED               WEIGHTED                  WEIGHTED
                                                                   AVERAGE                AVERAGE                   AVERAGE
                                                                  EXERCISE               EXERCISE                  EXERCISE
                                                        OPTIONS     PRICE      OPTIONS     PRICE        OPTIONS      PRICE
                                                        --------  --------     --------  --------       --------  --------
Outstanding at May 1.............................          3,283   $ 5.24         2,123   $ 6.93           2,015     $7.01
Granted..........................................             40   $ 0.68         1,605   $ 3.53             389     $6.74
Exercised........................................             --   $   --            (1)  $ 5.34             (56)    $7.26
Canceled.........................................           (702)  $ 6.14          (444)  $ 7.06            (225)    $7.24
                                                        --------                -------                 --------
Outstanding at April 30..........................          2,621   $ 4.84         3,283   $ 5.24           2,123     $6.93
                                                        ========                =======                 ========
Exercisable at year end..........................          2,244   $ 5.06         2,300   $ 5.72           1,480     $7.04
Weighted average fair value of options
  granted during year............................                  $ 0.31                 $ 2.72                     $3.22


         Exercise prices for options outstanding as of April 30, 2001, ranged from $0.68 to $12.25. The weighted average remaining contractual life of those options is approximately seven years.

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

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of
6.00 percent, 6.00 percent and 5.01 percent; no dividend yield; volatility factors of the expected market price of the Company's common stock of .490, .992 and .487; and a weighted average expected life of the option of five years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information follows (in thousands, except earnings per share):

                                                                   2001                   2000                    1999
                                                                 --------               --------                 ------
Net income (loss):
As reported -........................................            $(34,124)              $ (8,340)                $1,073
Pro forma - for SFAS No. 123.........................             (34,792)              $(10,703)                $  286
Net income (loss) per share:
As reported - basic..................................            $  (1.36)              $  (0.34)                $ 0.04
As reported - diluted................................            $  (1.36)              $  (0.34)                $ 0.04
Pro forma - for SFAS No. 123 - basic.................            $  (1.39)              $  (0.43)                $ 0.01
Pro forma - for SFAS No. 123 - diluted...............            $  (1.39)              $  (0.43)                $ 0.01

12. TVA SETTLEMENT

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

         The $1,900,000 settlement charge and the $800,000 severance charge are reflected on the consolidated statement of operations under the caption impairment and other charges.

13. PROVISION FOR CONTRACT LOSSES

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

14. IMPAIRMENT AND OTHER CHARGES

         During the second quarter of fiscal 2001, the Company began an evaluation of its operations, including the strategic direction of the Company. For over twenty years, the Company's primary focus was providing clients information technology professional services (staffing, consulting and outsourcing). Approximately five years ago, the Company initiated an acquisition program in an effort to become a diversified information technology provider (to include hardware/packaged software sales and computer leasing).

         The evaluation that was completed in the forth quarter of fiscal 2001 indicated the Company should return to its core competencies of only providing professional services (referred to herein as the "core operations"). Accordingly, the Company decided to completely exit the hardware and specialty software sales and computer leasing business (referred to herein as the "non-core operations"). The evaluation included: 1) assessing the carrying value of long-lived assets, including goodwill and unguaranteed lease residuals; 2) space needs in several locations; 3) certain employment-related matters; and 4) the complete exit of certain product lines/businesses.

         As a result of this evaluation, the Company has recorded the following impairment and other charges in the year ended April 30, 2001 of which approximately $2.9 million is actual cash payments (in thousands):

                                                             CORE      NON-CORE    TOTAL
                                                            -------    --------   -------
Impairment Charges:
    Goodwill - PRI .....................................    $26,894    $    --    $26,894
    Goodwill - Leasing .................................         --      3,510      3,510
    Unguaranteed lease residuals .......................         --      7,302      7,302
    Leasehold improvements .............................        824         --        824
    Equipment ..........................................         --        308        308
Other Charges:
    Severance and other employee benefits ..............      2,237         --      2,237
    Lease cancellation, buyout, and abandonments .......        384         --        384
    Abandoned software .................................        514         --        514
    Loss on disposal of Global Services (Note 4) .......         --        783        783
    Loss on disposal of Proven Technology (Note 4) .....         --        171        171
                                                            -------    -------    -------
Total Impairment and Other Charges .....................    $30,853    $12,074    $42,927
                                                            =======    =======    =======

         The remaining accrual associated with these charges was approximately $1.8 million at April 30, 2001.

         In April 2000, as called for by the Company's accounting policy, the Company evaluated all goodwill amounts to determine recoverability. Due to a dramatic change in market conditions combined with a short (three-year) amortization period, the Company determined $2,631,000 of the goodwill recorded in the Global acquisition was impaired.

15. SEGMENT INFORMATION

         Beginning with the second quarter of fiscal 2001, the Company operated within two business segments as a result of the strategic business decisions discussed above in Note 14. The two business segments are 1) Core Operations - information technology management, which consists of professional services, consulting, outsourcing and enterprise resource planning (ERP); 2) Non-core Operations - consisting of hardware and specialty software sales and computer leasing. Accordingly, the Company is presenting the following summarized financial information concerning the Company's operating segments at April 30, 2001, 2000 and 1999, and for each of the years then ended (in thousands):

                                                2001        2000 (B)      1999 (B)
                                             ---------     ---------     ---------
OPERATING SEGMENTS
Revenue:
    Core Operations .....................    $ 122,219     $ 145,458     $ 137,706
    Non-core Operations .................        9,081        12,499        14,310
    Corporate ...........................           --            --            --
                                             ---------     ---------     ---------
                                             $ 131,300     $ 157,957     $ 152,016
                                             =========     =========     =========
Income (loss) from operations: (a)
    Core Operations .....................    $  15,511     $   9,013     $  19,495
    Non-core Operations .................       (1,745)       (1,478)        1,863
    Corporate ...........................      (13,453)      (13,550)       (7,511)
                                             ---------     ---------     ---------
                                             $     313     $  (6,015)    $  13,847
                                             =========     =========     =========
Total assets:
    Core Operations .....................    $  38,760     $  91,882     $ 100,948
    Non-core Operations .................        9,925        35,182        32,796
    Corporate ...........................       17,929        10,167         9,887
                                             ---------     ---------     ---------
                                             $  66,614     $ 137,231     $ 143,631
                                             =========     =========     =========
Expenditures for long-lived assets:
    Core Operations .....................    $   1,682     $   5,417     $  39,034
    Non-core Operations .................           --         4,682            47
    Corporate ...........................          421         1,056         1,097
                                             ---------     ---------     ---------
                                             $   2,103     $  11,155     $  40,179
                                             =========     =========     =========
Depreciation and amortization:
    Core Operations .....................    $   6,801     $   6,003     $   2,316
    Non-core Operations .................        4,268         3,910         4,291
    Corporate ...........................        1,867           790           670
                                             ---------     ---------     ---------
                                             $  12,936     $  10,703     $   7,277
                                             =========     =========     =========

(a) 2001 income from operations excludes impairment and other charges of $42,927,000. 2000 income from operations excludes the nonrecurring charges of $848,751 contract loss reserves and $2,631,000 for an impairment of long-lived assets. 1999 income from operations excludes the nonrecurring charges of $1,800,000 contract loss reserves and $3,950,000 for an impairment of long-lived assets (see Note 13) as well as a $2,700,000 nonrecurring charge related to the TVA settlement (see
         Note 12).

(b) Fiscal year 2000 and 1999 includes revenues of approximately $8,293,000 and $6,572,000, respectively, and income from operations of approximately $657,000 and $744,000, respectively, of TMR which was sold effective May 2, 2000.

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales. Long-term assets is made up of goodwill and property, plant and equipment. Corporate services, consisting of general and administrative services are provided to the segments from a centralized location. In addition, substantially all of the sales and recruiting workforce is contained in the Core Operations segment.

16. UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS BY QUARTER

         The Company's unaudited consolidated results of operations for each quarter in fiscal 2001 and 2000 are set forth in the tables below (in thousands, except earnings per share).

                                                                       QUARTER ENDED
                                                     ---------------------------------------------------
                                                      JULY 31,    OCTOBER 31,   JANUARY 31,    APRIL 30,
                                                        2000         2000         2001           2001
                                                     ----------   ----------    ----------    ----------
Revenue ..........................................   $   35,946   $   33,065    $   31,139    $   31,150
Cost of services .................................       25,708       23,511        21,519        22,841
                                                     ----------   ----------    ----------    ----------
Gross profit .....................................       10,238        9,554         9,620         8,309
Selling, general and administrative expenses .....        9,605        9,854         8,195         9,754
Impairment and other charges (Note 14) ...........           --       38,667          (289)        4,549
                                                     ----------   ----------    ----------    ----------
Income (loss) from operations ....................          633      (38,967)        1,714        (5,994)
Other income (expenses) ..........................          347       (1,079)         (886)         (841)
                                                     ----------   ----------    ----------    ----------
Income (loss) before taxes .......................          980      (40,046)          828        (6,835)
Income tax expense (benefit) (Note 9).............          387       (6,262)          327        (5,401)
                                                     ----------   ----------    ----------    ----------
Net income (loss) ................................   $      593   $  (33,784)   $      501    $   (1,434)
                                                     ==========   ==========    ==========    ==========
Net income (loss) per share - basic ..............   $      .02   $    (1.35)   $      .02    $     (.06)
                                                     ==========   ==========    ==========    ==========
Net income (loss) per share - diluted ............   $      .02   $    (1.35)   $      .02    $     (.06)
                                                     ==========   ==========    ==========    ==========
Weighted average number of common
   shares (basic) ................................       25,045       25,045        25,045        25,045
                                                     ==========   ==========    ==========    ==========
Adjusted weighted average
   number of common shares (diluted) .............       25,045       25,045        25,045        25,045
                                                     ==========   ==========    ==========    ==========

                                                                       QUARTER ENDED
                                                     ---------------------------------------------------
                                                      JULY 31,    OCTOBER 31,   JANUARY 31,    APRIL 30,
                                                        1999         1999          2000          2000
                                                     ----------   ----------    ----------    ----------
Revenue ..........................................   $   43,968   $   43,326    $   37,157    $   33,507
Cost of services .................................       30,463       30,489        30,338        26,779
Provision for contract losses ....................           --           --           849            --
                                                     ----------   ----------    ----------    ----------
Gross profit .....................................       13,505       12,837         5,970         6,728
Selling, general and administrative expenses .....        8,679        9,381        10,945        16,899
Impairment and other charges (Notes 12 and 14)....           --           --            --         2,631
                                                     ----------   ----------    ----------    ----------
Income (loss) from operations ....................        4,826        3,456        (4,975)      (12,802)
Other income (expenses) ..........................         (845)        (988)         (873)       (1,062)
                                                     ----------   ----------    ----------    ----------
Income (loss) before taxes .......................        3,981        2,468        (5,848)      (13,864)
Income tax expense (benefit) (Note 9).............        1,595          986        (2,307)       (5,197)
                                                     ----------   ----------    ----------    ----------
Net income (loss) ................................   $    2,386   $    1,482    $   (3,541)   $   (8,667)
                                                     ==========   ==========    ==========    ==========
Net income (loss) per share - basic ..............   $     0.10   $     0.06    $    (0.14)   $    (0.35)
                                                     ==========   ==========    ==========    ==========
Net income (loss) per share - diluted ............   $     0.10   $     0.06    $    (0.14)   $    (0.35)
                                                     ==========   ==========    ==========    ==========
Weighted average number of common
   shares (basic) ................................       24,712       24,712        24,712        24,879
                                                     ==========   ==========    ==========    ==========
Adjusted weighted average
   number of common shares (diluted) .............       24,763       24,712        24,712        24,879
                                                     ==========   ==========    ==========    ==========

17. LITIGATION AND LEGAL PROCEEDINGS

         The Company, certain of its former and current directors and officers, and Ernst & Young LLP, the Company's former independent auditor, were defendants in a consolidated class-action lawsuit filed on behalf of the Company's shareholders in April 2000 in the United States District Court for the Western District of Tennessee, Memphis Division. The lawsuit generally alleged that the defendants had made false and misleading statements regarding the Company's financial results and financial statements for the 1998-2000 fiscal years in violation of the federal securities laws. In response, the defendants filed motions to dismiss the case as a matter of law. On February 15, 2001, the district court granted the defendants' motions and dismissed the case with prejudice. On March 13, 2001, the plaintiffs appealed the dismissal order to the United States Court of Appeals for the Sixth Circuit. In order to avoid the cost and distraction of burdensome, protracted and uncertain litigation, including the pending Sixth Circuit appeal, the Company, the individual defendants, and the plaintiffs have engaged in substantive discussions aimed at settling the case, although no definitive settlement has yet been reached. As of the date of this report, the Company is unable to predict whether the case will be settled and, if it is not settled, what the outcome of the plaintiffs' Sixth Circuit appeal would be and what the ultimate effect, if any, of an adverse decision by the Sixth Circuit on appeal or by the trial court on remand, if any, would be on the Company's consolidated financial condition and results of operations.

          The Company is involved in various other claims and litigation incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.

18. SUBSEQUENT EVENTS

          On June 20, 2001, Partners Resources Inc., a wholly-owned subsidiary of the Company, sold substantially all the assets of its Enterprise Resource Planning ("ERP") business unit to OneNeck IT Services, Corporation, a company formed by a management group of the ERP unit, for $10.5 million in cash. The assets sold consisted primarily of the equipment, real estate leases, trade accounts receivable, contract interests, intellectual property, business books and records, and goodwill of the ERP business. The purchase price was negotiated at arms length between the parties, taking into account the historical operating results and existing customer relationships of the ERP business. The Company used $8.5 million of the proceeds from the sale to reduce its bank debt. There was no significant gain or loss recognized on the transaction. During fiscal 2001, ERP contributed $20.5 million of revenues and $1.4 million of operating income.

          On July 27, 2001, the Company obtained a five-year, $27.5 million new credit facility with a new financial institution that consists of a $17.5 million revolving loan which bears interest at prime plus 1.25% and a $10.0 million term loan which bears interest at prime plus 2.75%. The Company used $15.8 million from the new credit facility to retire its short-term debt with one lender and $1.0 million to refinance its short-term debt with another lender into a three-year, $4.0 million term loan. The $10.0 million term loan and $4.0 million term loan require principal payments of $350,000 and $70,000 a month, respectively. The new credit facility contains various financial covenants based of monthly operating results and capital expenditures.

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Ernst & Young LLP resigned as the independent auditor of the Company as of April 10, 2000. On June 30, 2000, the Company appointed BDO Seidman, LLP, as its independent auditor for fiscal 2000. The information under the caption "Item 4. Changes in Registrant's Certifying Accountant" in the current report on Form 8-K filed by the Company with the Securities and Exchange Commission (the "Commission") on April 14, 2000, and the information under the caption "Item 4. Changes in Registrant's Certifying Accountant" in the current report on Form 8-K filed by the Company with the Commission on July 3, 2000, are incorporated herein by reference in response to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information under the captions "Item 2 - Election of Directors - Nominees for Director" and "Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 2001 Annual Meeting of Shareholders (the "Proxy Statement") and the information under the caption "Item 1. Business - Executive Officers" in this report are incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Item 2 - Election of Directors - How are directors compensated?" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Stock Ownership - How much common stock do the Company's management and its largest shareholders own?" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) (1)  FINANCIAL STATEMENTS

              See the Index to Consolidated Financial Statements included in
Item 8 of this report for a list of the financial statements filed as part of this report.

         (2)  FINANCIAL STATEMENT SCHEDULES

              Schedule II - Valuation and Qualifying Accounts.

         (3)  EXHIBITS

              The exhibits listed in the Exhibit Index following the signature page hereof are filed as part of this report or are incorporated herein by reference.

     (B) REPORTS ON FORM 8-K

         On February 21, 2001, the Company filed with the Commission a current report on Form 8-K relating to the issuance of a press release by the Company announcing that the United States District Court for the Western District of Tennessee, Western Division, has dismissed with prejudice a class-action lawsuit brought on behalf of the Company's shareholders against the Company, certain of its current and former directors and officers, and Ernst & Young, LLP, the Company's former independent auditor. See "Item 3. Legal Proceedings" in this report for further information.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SCB COMPUTER TECHNOLOGY, INC.



                                       By:        /s/ T. Scott Cobb
                                          -------------------------------------
                                                     T. Scott Cobb
                                          President and Chief Executive Officer

Date: July 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURE                                             TITLE                                           DATE
             ---------                                             -----                                           ----


        /s/ Jack R. Blair                      Chairman of  the Board                                         July 30, 2001
-----------------------------------
          Jack R. Blair



        /s/ T. Scott Cobb                      Director, President and Chief Executive Officer                July 30, 2001
-----------------------------------            (principal executive officer)
           T. Scott Cobb



        /s/ Michael J. Boling                  Executive Vice President, Chief Financial Officer, and         July 30, 2001
-----------------------------------            Treasurer (principal financial and accounting officer)
          Michael J. Boling



         /s/ George E. Cates                   Director                                                       July 30, 2001
-----------------------------------
           George E. Cates



         /s/ James E. Harwood                  Director                                                       July 30, 2001
-----------------------------------
          James E. Harwood



        /s/ Robert G. McEniry                  Director                                                       July 30, 2001
-----------------------------------
          Robert G. McEniry

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          SCB COMPUTER TECHNOLOGY, INC.
                                 (IN THOUSANDS)

                 COL. A                                       COL. B              COL. C                 COL. D           COL. E
                --------                                     --------             ------                ---------        --------
                                                                                 ADDITIONS
                                                                                 ---------
                                                             BALANCE AT       CHARGED      CHARGED                       BALANCE
                                                             BEGINNING       TO COSTS     TO OTHER                        AT END
               DESCRIPTION                                   OF PERIOD     AND EXPENSES   ACCOUNTS     DEDUCTIONS       OF PERIOD
               -----------                                   ----------    ------------   --------     ----------       ---------
Year Ended April 30, 2001
Reserves deducted in the balance
sheet from the assets to which they apply
Allowance for losses on:
Accounts Receivable - Trade ...........................       $  1,519       $  1,317       $  --       $  (2,212)       $    624
Other Assets - Notes Receivable .......................          1,000            320          --              --           1,320
                                                              --------       --------       -----       ---------        --------
                                                              $  2,519       $  1,637       $  --       $  (2,212)       $  1,944
                                                              ========       ========       =====       =========        ========
Year Ended April 30, 2000
Reserves deducted in the balance
sheet from the assets to which they apply
Allowance for losses on:
Accounts Receivable - Trade ...........................       $    579       $  3,024       $  --       $  (2,084)       $  1,519
Other Assets - Notes Receivable .......................             --          1,000          --              --           1,000
                                                              --------       --------       -----       ---------        --------
                                                              $    579       $  4,024       $  --       $  (2,084)       $  2,519
                                                              ========       ========       =====       =========        ========
Year Ended April 30, 1999
Reserves deducted in the balance
sheet from the assets to which they apply
Allowance for losses on:
Accounts Receivable - Trade ...........................       $    323       $    256       $  --       $      --        $    579
                                                              --------       --------       -----       ---------        --------
                                                              $    323       $    256       $  --       $      --        $    579
                                                              ========       ========       =====       =========        ========

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION OF EXHIBIT
 -------                            ----------------------
   2.1       Agreement and Plan of Merger dated as of September 20, 1996, among the Company, Delta Acquisition, Inc., Delta Software Systems, Inc.,
             and the shareholders of Delta Software Systems, Inc., including form of Indemnity and Escrow Agreement (incorporated herein by reference to Exhibit 2 to the Company's current report on Form 8-K dated October 8, 1996). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

   2.2       Asset Purchase Agreement dated as of February 28, 1997, among the
             Company, TMR Acquisition, Inc., Technology Management Resources,
             Inc., and the shareholders of Technology Management Resources, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company's registration statement on Form S-3 (Registration No.
             333-22869)). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

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

   2.4       Stock Purchase Agreement dated as of June 30, 1997, among the
             Company and the shareholders of Partners Capital Group
             (incorporated herein by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated July 24, 1997). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

   2.5       Stock Purchase Agreement dated as of June 30, 1997, among the
             Company and the shareholders of Partners Resources Inc.
             (incorporated herein by reference to Exhibit 2.2 to the Company's current report on Form 8-K dated July 24, 1997). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

   2.6 Agreement and Plan of Merger dated as of April 22, 1998, among the Company, PTI Acquisition, Inc., Proven Technology, Inc., and the shareholders of Proven Technology, Inc., as amended by Amendment to Agreement and Plan of Merger dated as of April 22, 1998, among the parties (incorporated herein by reference to Exhibit 2.6 to the Company's annual report on Form 10-K for the fiscal year ended
             April 30, 2000). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

   2.7       Asset Purchase Agreement dated as of May 1, 1999, among the
             Company, Partners Resources Inc., Global Services, Inc., and the shareholders of Global Services, Inc. (incorporated herein by reference to Exhibit 2.6 to the Company's annual report on Form
             10-K for the fiscal year ended April 30, 1999). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

   2.8       Asset Purchase Agreement dated March 1, 2000, among the Company,
             RAO Consulting Incorporated, and the shareholder of RAO Consulting
             Incorporated (incorporated herein by reference to Exhibit 2.8 to the Company's annual report on Form 10-K for the fiscal year ended
             April 30, 2000). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

   2.9       Asset Purchase Agreement dated as of April 29, 2000, among MAXIMUS,
             Inc., the Company, and Technology Management Resources, Inc.
             (incorporated herein by reference to Exhibit 2.1 to the Company's current report on

             Form 8-K dated April 29, 2000). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

   2.10      Asset Purchase Agreement dated as of June 12, 2001, among Partners
             Resources Inc., the Company, Partners Capital Group, Charles A.
             Vermillion, Scott R. Meyer, and OneNeck IT Services, Corporation
             (incorporated herein by reference to Exhibit 2 to the Company's current report on Form 8-K dated June 20, 2001). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

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

  10.1*      Loan and Security Agreement dated as of July 23, 2001, among the
             Company, SCB Computer Technology of Alabama, Inc., Partners
             Resources Inc., and Foothill Capital Corporation, as agent and lender. Schedules and exhibits have been omitted from this filing.
             The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS FILED AS EXHIBITS PURSUANT TO ITEM
14(C) OF FORM 10-K: EXHIBITS 10.2 THROUGH 10.4

  10.2       SCB Computer Technology, Inc. 1995 Stock Incentive Plan
             (incorporated herein by reference to Exhibit 10.2 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-80707)).

  10.3       SCB Computer Technology, Inc. 1997 Stock Incentive Plan
             (incorporated herein by reference to Appendix A to the Company's definitive proxy statement dated September 25, 1998), as amended by
             (1) Amendment No. 1 to 1997 Stock Incentive Plan dated as of
             November 3, 1998, (2) Amendment No. 2 to 1997 Stock Incentive Plan dated as of December 14, 1999, and (3) Amendment No. 3 to 1997
             Stock Incentive Plan dated as of August 7, 2000 (all such amendments are incorporated herein by reference to the Company's annual report on Form 10-K for the fiscal year ended April 30,
             2000).

  10.4       Employment Agreement dated as of November 1, 1998, between the
             Company and Ben C. Bryant, Jr. (incorporated herein by reference to
             Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended January 31, 1999), as amended by (1) First
             Modification to Employment Agreement dated as of November 1, 1999, between the parties (incorporated herein by reference to Exhibit
             10.4 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended January 31, 2000), and (2) Second Modification to
             Employment Agreement dated as of May 5, 2000, between the parties
             (incorporated herein by reference to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2000).

  11 Computation of Earnings Per Share (included in Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this report).

  21*        Subsidiaries of the Company.

  23.1*      Consent of BDO Seidman, LLP.

  23.2*      Consent of Ernst & Young LLP.

------------------

* All or part of this exhibit is filed herewith.