Form 10-Q
period 2001-07-31
SCB COMPUTER TECHNOLOGY INC
filed 2001-09-13
CIK 1005268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of September 10, 2001, there were 24,995,324 outstanding shares of the registrant's common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SCB COMPUTER TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             JULY 31,    APRIL 30,
                                                               2001        2001
                                                             --------    --------
                                     ASSETS

Current assets:
   Cash and cash equivalents .............................   $    950    $    575
   Accounts receivable,
      net of allowance of $500 and $624, respectively ....     15,119      19,605
   Current portion of leases .............................      5,861       7,312
   Other current assets ..................................      7,752       8,221
                                                             --------    --------
      Total current assets ...............................     29,682      35,713
Investment in leasing activities .........................      2,504       2,543
Fixed assets:
   Furniture, fixtures and equipment .....................     30,219      32,964
   Accumulated depreciation ..............................    (17,475)    (17,989)
                                                             --------    --------
         Net .............................................     12,744      14,975
Goodwill (net) ...........................................         --       4,604
Other assets (primarily deferred tax assets) .............      9,161       8,779
                                                             --------    --------
      Total assets .......................................   $ 54,091    $ 66,614
                                                             ========    ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable-trade ................................   $  1,324    $    948
   Accrued expenses ......................................      7,344       9,993
   Current portion of long term debt .....................      7,734      11,484
   Current portion of non-recourse debt ..................      5,021       5,912
   Deferred revenue ......................................      1,113         959
                                                             --------    --------
      Total current liabilities ..........................     22,535      29,296
Long term debt ...........................................     13,737      20,085
Non-recourse debt ........................................      3,493       3,813
Other liabilities ........................................        275          --
Shareholders' equity .....................................     14,051      13,420
                                                             --------    --------
      Total liabilities and shareholders' equity .........   $ 54,091    $ 66,614
                                                             ========    ========



     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
                                   (UNAUDITED)

                                          THREE MONTHS
                                              ENDED
                                            JULY 31,
                                       -------------------
                                        2001        2000
                                       -------     -------
Revenue ..........................     $28,626     $35,946
Cost of services .................      20,989      25,708
                                       -------     -------
Gross profit .....................       7,637      10,238
Selling,general and administrative
   expenses ......................       6,429       9,605
                                       -------     -------
Income from operations ...........       1,208         633
Other income .....................         419       1,369
Net interest expense .............         584       1,022
                                       -------     -------
Income before income taxes .......       1,043         980
Income tax expense ...............         412         387
                                       -------     -------
Net income .......................     $   631     $   593
                                       =======     =======
Net income per share - basic .....     $  0.03     $  0.02
                                       =======     =======
Net income per share - diluted ...     $  0.03     $  0.02
                                       =======     =======
Weighted average number of common
   shares - basic ................      24,985      25,045
                                       =======     =======
Weighted average number of common
   shares - diluted ..............      25,072      25,045
                                       =======     =======





     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS
                                                                   ENDED
                                                                  JULY 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
OPERATING ACTIVITIES
   Net income ...........................................   $    631    $    593
   Adjustments to reconcile net income to
      net cash provided by operating activities:
   Provision for bad debts ..............................         19         301
   Depreciation .........................................      2,306       2,382
   Amortization .........................................         --         607
   Deferred income taxes ................................        450          --
   Gain on sale of subsidiary ...........................       (346)     (1,365)
   Changes in operating assets and liabilities:
      Accounts receivable ...............................      1,956        (535)
      Refundable income taxes ...........................       (186)      2,097
      Other assets ......................................       (975)      1,009
      Accounts payable - trade ..........................        467        (788)
      Accrued expenses and other liabilities ............     (2,528)     (1,912)
                                                            --------    --------
   Net cash provided by operating activities ............      1,794       2,388
                                                            --------    --------
INVESTING ACTIVITIES
   Purchases of fixed assets ............................        (92)       (223)
   Net investment in leasing activities .................        563         685
   Sale of businesses, net of liabilities paid at closing      9,420       9,000
                                                            --------    --------
   Net cash provided by investing activities ............      9,891       9,462
                                                            --------    --------
FINANCING ACTIVITIES
   Borrowings on long-term debt .........................     10,000          --
   Payments on long-term debt ...........................    (26,351)     (7,971)
   Payments on non-recourse debt ........................     (1,212)     (3,112)
   Net borrowings (repayments) under line of credit .....      6,253      (2,215)
                                                            --------    --------
   Net cash used in financing activities ................    (11,310)    (13,298)
                                                            --------    --------
Net increase (decrease) in cash and cash equivalents ....        375      (1,447)
Cash and cash equivalents at beginning of period ........        575       1,813
                                                            --------    --------
Cash and cash equivalents at end of period ..............   $    950    $    365
                                                            ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   Interest paid ........................................   $    902    $    984
   Income taxes paid ....................................   $    186    $     --




     See accompanying notes to condensed consolidated financial statements.

                          SCB COMPUTER TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 2001

1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of July 31, 2001, and the results of operations and cash flows for the three-month periods ended July 31, 2001 and July 31, 2000. Operating results for the period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2001, filed with the Securities and Exchange Commission.

2 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate net income per share in the condensed consolidated statements of operations (in thousands):

                                                                THREE MONTHS
                                                                   ENDED
                                                             ------------------
                                                               2001      2000
                                                             --------   -------
Net income ...............................................   $    631   $   593
                                                             ========   =======
Denominator for basic earnings per  share - weighted
   average shares ........................................     24,985    25,045
                                                             ========   =======
Effect of dilutive securities-stock options and warrants .         87        --
                                                             --------   -------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions .......     25,072    25,045
                                                             ========   =======
Net income per share - basic .............................   $   0.03   $  0.02
                                                             ========   =======
Net income per share - diluted ...........................   $   0.03   $  0.02
                                                             ========   =======

3 - BUSINESS DISPOSITION

On June 20, 2001, Partners Resources Inc., a wholly-owned subsidiary of the Company, sold substantially all the assets of its Enterprise Resource Planning ("ERP") business unit to OneNeck IT Services, Corporation, a company formed by a management group of the ERP unit, for $10.5 million in cash. The assets sold consisted primarily of the equipment, real estate leases, trade accounts receivable, contract interests, intellectual property, business books and records, and goodwill of the ERP business. The purchase price was negotiated at arms length between the parties, taking into account the historical operating results and existing customer relationships of the ERP business. The Company used $8.5 million of the proceeds from the sale to reduce its bank debt. There was no significant gain or loss recognized on the transaction. During fiscal 2001, ERP contributed $20.5 million of revenues and $1.4 million of operating income. For the fiscal quarters ended July 31, 2001 and 2000, revenues of approximately $1.7 million and $6.5 million, respectively, and income from operations of approximately $0.1 million and $0.5 million, respectively, were generated from the ERP business unit.

4 - LONG-TERM DEBT

On July 27, 2001, the Company obtained a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan which bears interest at prime plus 1.25% and a $10.0 million term loan which bears interest at prime plus 2.75%. The Company used $15.8 million from the new credit facility to retire its short-term debt with one lender and will use $1.0 million to refinance its short-term debt with another lender into a three-year, $4.0 million term loan. The credit facility contains various financial covenants based on monthly operating results and capital expenditures.

During the first year, the revolver will bear interest at prime plus a margin (1.25%) and the term loan will bear interest at prime plus a margin (2.75%). At April 30, 2002, if the Company has achieved certain financial covenants, the aforementioned margins will be reduced to 1.0% and 2.25% on the revolver and term loan, respectively. The term loan will be amortized at $350,000 plus interest per month. At April 30, 2002, the required term loan principal amortization will be reduced to $275,000 per month if certain financial covenants are met.

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

5 - SEGMENT INFORMATION

The Company's two business segments are (1) Core Operations - information technology management, which consists of professional services, consulting and outsourcing and (2) Non-core Operations - consisting of hardware and specialty software sales, computer leasing and enterprise resource planning (ERP) (sold effective June 20, 2001). Accordingly, the Company is presenting the following segment information related to the two business segments as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                              JULY 31, 2001
                                                  -------------------------------------
                                                     CORE       NON-CORE       TOTAL
                                                  OPERATIONS  OPERATIONS(a)  OPERATIONS
                                                  ----------  -------------  ----------
Revenue ....................................       $25,771       $ 2,855       $28,626
Cost of services ...........................        18,789         2,200        20,989
                                                   -------       -------       -------
  Gross profit .............................         6,982           655         7,637
Selling, recruiting and field administrative
  expenses .................................         3,020           615         3,635
Corporate administrative expenses ..........            --            --         2,794
                                                   -------       -------       -------
Income from operations .....................       $ 3,962       $    40       $ 1,208
                                                   =======       =======       =======


                                                            THREE MONTHS ENDED
                                                              JULY 31, 2000
                                                  -------------------------------------
                                                     CORE       NON-CORE       TOTAL
                                                  OPERATIONS  OPERATIONS(a)  OPERATIONS
                                                  ----------  -------------  ----------
Revenue ....................................       $25,698       $10,248       $35,946
Cost of services ...........................        19,384         6,324        25,708
                                                   -------       -------       -------
  Gross profit .............................         6,314         3,924        10,238
Selling, recruiting and field administrative
  expenses .................................         2,663         3,449         6,112
Corporate administrative expenses ..........            --            --         3,493
                                                   -------       -------       -------
Income from operations .....................       $ 3,651       $   475       $   633
                                                   =======       =======       =======

(a) Fiscal quarter ended July 31, 2001 and July 31, 2000 non-core operations includes revenues of approximately $1.7 million and $6.5 million, respectively, and income from operations of approximately $0.1 million and $0.5 million, respectively, of the ERP business unit which was sold effective June 20, 2001.

The following sets forth the assets and liabilities of the non-core operations (in thousands):

                                            AS OF JULY 31,
                                       ----------------------
                                         2001           2000
                                       -------        -------
Investment in leasing activities       $ 8,365        $25,473
Other assets ...................            12         11,136
                                       -------        -------
  Total assets .................       $ 8,377        $36,609
                                       =======        =======

Nonrecourse debt ...............       $ 8,514        $17,320
Other liabilities ..............           217          4,666
Equity (deficit) ...............          (354)        14,623
                                       -------        -------
  Total liabilities and equity .       $ 8,377        $36,609
                                       =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including the exhibits hereto, may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's view of future performance and trends, and usually are preceded with "expects," "anticipates," "believes," "hopes," "estimates," "plans" or similar phrasing. Forward-looking statements include statements regarding projected operating revenues and costs, liquidity, capital expenditures, and availability of capital resources. Such statements are based on management's beliefs, assumptions and expectations, which in turn are based on information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and the Company's actual performance and results may differ materially due to a number of factors, most of which are beyond the Company's ability to predict or control. These factors include, but are not limited to, the Company's business relationships with significant clients; the potential early termination of the Company's IT service contracts without penalty; the potential for the Company's clients to reduce or increase their IT services outsourcing; the Company's potential liability to its clients in connection with the provision of IT services; the Company's ability to attract, develop and retain qualified IT employees; changes in the utilization and productivity rates of the Company's IT employees; the Company's dependence on key management personnel; the types and mix of IT services that the Company performs during any particular period; changes in the Company's gross margins due to a variety of factors, including increased wage and benefit costs that are not offset by billed rate increases; the Company's ability to finance, sustain and manage growth; the Company's ability to develop or acquire additional IT service offerings; the Company's ability to effectively identify, integrate and manage acquired businesses; competition; the outcome of litigation involving the Company, particularly the shareholder litigation described in Part I, Item 3 of this report; the trading status of the Company's common stock; the Company's decision to focus on its core competencies of IT professional staffing, outsourcing and consulting; and general economic conditions. The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events or circumstances occurring after the date hereof, the occurrence of unanticipated events or circumstances, or otherwise.

RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2001.

OVERVIEW

The Company changed its strategic direction dramatically in fiscal 2001. Prior to fiscal 2001, the Company's growth was driven largely through acquisitions, diversification, and attempts at cross-selling services. In fiscal 2001, the Company focused its resources on its core competencies of providing IT professional staffing, outsourcing, and consulting services (the "core operations") and divested a number of its previously acquired business units that are now considered to be non-core. The Company's non-core operations consist primarily of divested units of Enterprise Resource Planning (ERP), computer hardware and specialty software sales, and computer equipment leasing (the "non-core operations"). The Company now derives substantially all of its revenue from its core operations. In the first quarter of fiscal 2002, professional staffing represented 74%, outsourcing accounted for 14%, and consulting represented 12% of the Company's revenue from core operations.

The decrease in the Company's revenue from $35.9 million in the first quarter of fiscal 2001 to $28.6 million in the first quarter of fiscal 2002 is a function of several factors. These factors include (1) the Company's shift in strategic direction to focus on its core operations and to de-emphasize its non-core operations; (2) the Company's sale of its ERP business unit in the first quarter of fiscal 2002, which resulted in a $4.8 million decrease in revenue; (3) the Company's sale of its Proven Technology and Global Services business units in fiscal 2001, which resulted in a $1.3 million decrease in revenue; (4) a $1.3 million decrease in revenue from other non-core operations; and (5) the general softness in the IT services market.

The Company has historically derived a significant portion of its revenue from a relatively limited number of clients. The Company currently performs services for over 150 clients consisting of state and local governments, Fortune 500 companies, and other large commercial organizations. In the first quarter of fiscal 2002 and 2001, approximately 54% and 41%, respectively, of the Company's revenue was attributable to state and local governmental and quasi-governmental entities (such as public utilities), with the balance being attributable to commercial enterprises. In the first quarter of fiscal 2002 and 2001, the Company's top five clients - in terms of revenue to the Company - accounted for approximately 54% and 55% of the Company's revenue from core operations, respectively. From time to time the Company has substantial accounts receivable from its top five clients, but the Company has not experienced any significant payment problems from these clients. A material decrease in services provided to any of the largest clients of the Company or a significant payment problem from these clients could have an adverse impact on the Company's financial condition and results of operations.

The Company's fiscal year extends from May 1 through the following April 30. The Company generally recognizes revenue as services are performed.

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER OF FISCAL 2002 TO FIRST QUARTER OF FISCAL 2001

Revenue and Operating Profit. The Company's operating results consist of its core operations and non-core operations. Revenue from the Company's combined core operations and non-core operations decreased to $28.6 million in the first quarter of fiscal 2002 from $35.9 million in the first quarter of fiscal 2001. The combined net income was $0.6 million or $0.03 per share in the first quarter of fiscal 2002, compared to a net income of $0.6 million or $0.02 per share in the first quarter of fiscal 2001.

Revenue from core operations increased to $25.8 million in the first quarter of fiscal 2002 from $25.7 million in the first quarter of fiscal 2001. Consulting revenue increased $0.1 million for the quarter. Professional staffing revenue increased $0.2 million for the quarter due to an increase in average billing rate. Outsourcing revenue decreased $0.2 million for the quarter. Operating profit from core operations increased to $4.0 million in the first quarter of fiscal 2002 from $3.7 million in the first quarter of fiscal 2001 primarily due to increased performance in professional staffing.

Revenue from non-core operations (including sold business units) decreased to $2.9 million in the first quarter of fiscal 2002 from $10.2 million in the first quarter of fiscal 2001 based on the strategic decisions discussed above. Computer hardware sales revenue decreased $1.3 million for the quarter. Revenue in the ERP unit, which was sold effective as of June 1, 2001, was $1.7 million in the first quarter of fiscal 2002, a $4.8 million decrease from $6.5 million in the first quarter of fiscal 2001. Operating income from non-core operations decreased to $40,000 in fiscal 2002 from $0.5 million in the first quarter of fiscal 2001.

Corporate Costs. Corporate costs decreased to $2.8 million in the first quarter of fiscal 2002 from $3.5 million in the first quarter of fiscal 2001 as a result of management's cost reduction efforts.

Interest Costs. Interest expense decreased to $0.6 million in the first quarter of fiscal 2002 from $1.0 million in the first quarter of fiscal 2001 primarily due to the reduction in the Company's bank debt and changes in interest rates.

Tax Rate. The effective tax rate for first quarters of fiscal 2002 and 2001 is 39.5% (the historical effective tax rate).

RELIANCE UPON SIGNIFICANT CUSTOMERS

For the first quarter of fiscal 2002 the Company's five largest customers accounted for 54% of core revenue, a decrease from 55% for the first quarter of fiscal 2001. In the outsourcing business units one customer accounted for 88% of core outsourcing revenue for the first quarter of fiscal 2001, and decreased to 78% of core outsourcing revenue for the first quarter of fiscal 2002. In the first quarter of fiscal 2002 the following customers accounted for 10% or more of the Company's core revenue: the State of Tennessee (16%), State of Kentucky (13%), and Honeywell Inc. (11%).

LIQUIDITY AND CAPITAL RESOURCES

Long Term Debt. On July 27, 2001 the Company closed on a five-year, $27.5 million credit facility that consists of a $17.5 million revolver and a $10.0 million term loan. Additionally, the Company has agreed in principle with another bank to refinance its existing $5.0 revolver into a $4.0 term loan. Accordingly, the Company used $16.8 million of the main credit facility ($10.0 million on the term loan and $6.8 million on the revolver) to retire its short term debt with one lender and will make the $1.0 million payment to its other lender.

During the first year, the new revolver will bear interest at prime plus a margin (1.25%) and the term loan will bear interest at prime plus a margin (2.75%). At April 30, 2002, if the Company has achieved certain financial covenants, the aforementioned margins will be reduced to 1.0% and 2.25% on the revolver and term loan, respectively. The term loan will be amortized at $350,000 plus interest per month. At April 30, 2002, the required term loan principal amortization will be reduced to $275,000 per month if certain financial covenants are met.

The availability under the revolver will be limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable.

The $4.0 million term loan will bear interest at prime plus a margin (2.0%). This term loan will be amortized at a rate of $70,000 plus interest per month. Additionally, during April 30, 2002, at two dates, if the Company has achieved certain financial covenants, the primary lender will advance the Company two payments of $500,000 each to repay part of the $4.0 million term loan. Additionally, another $500,000 will be paid on this term loan from the receipt of the Company's pending income tax refund.

On July 31, 2001, there was $6.3 million outstanding on the new revolver and $10.0 million outstanding on the new term loan.

The Company has $8.5 million in non-recourse debt that is paid through the Company's $8.4 million investment in leasing activities. $5.0 million of the non-recourse debt is classified as current and will be paid by $5.9 million in current portion of leases.

Working Capital. In addition to the above credit facility, the Company funds its operations from cash generated by operations. The Company's operating activities provided net cash of approximately $1.8 million and $2.4 million for the first quarters of fiscal 2002 and 2001, respectively. The decrease in fiscal 2002 was mainly attributable to $2.1 million of refundable income taxes received in fiscal 2001.

At July 31, 2001, the Company had working capital of approximately $7.1 million, a $12.8 million increase from the $5.7 million working capital deficit at July 31, 2000. During the first quarters of fiscal 2002 and 2001, the Company repaid $11.3 million and $13.3 million, respectively, in debt.

The Company had approximately $1.0 million in available cash and $1.9 million availability under its credit facility at July 31, 2001. The Company believes its cash flow from operations and borrowings under its credit facility will be sufficient to meet the Company's needs for at least the next twelve months.

Capital. The Company's capital expenditures primarily relate to computer equipment purchases for use by the Company's professionals or to use in outsourcing contracts. In the first quarter of fiscal 2002, the Company had approximately $0.1 million in capital expenditures, down from approximately $0.2 million in capital expenditures in the first quarter of fiscal 2001. The Company does not expect substantial capital expenditures in fiscal 2002.

On May 2, 2000, the Company sold its TMR business unit for $10.0 million (including $0.3 million in assumed liabilities). The Company received $8.7 million in cash, plus $1.0 million was deposited in escrow. Of the proceeds, $7.0 million were used to retire a short-term loan, and $1.0 million were used to permanently reduce the credit facility. The remaining cash was used for working capital. $0.9 of the $1.0 million escrow was released in April 2001 and was used to permanently reduce the credit facility. The remaining $0.1 million escrow was released in the first quarter of fiscal 2002 and was used for current operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of our $21.5 million in outstanding recourse debt at July 31, 2001, relates to our credit facilities with commercial lenders. Interest on the outstanding balances is charged based on a variable rate related to the prime rate. The rate is incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $215,000 in pre-tax net loss assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at July 31, 2001. The Company does not have any derivative financial instruments outstanding.

                           PART II - OTHER INFORMATION

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

         (b) REPORTS ON FORM 8-K

         On July 3, 2001, the Company filed with the Securities and Exchange Commission a current report on Form 8-K relating to the sale of substantially all the assets of its ERP business unit to OneNeck IT Services, Corporation on June 20, 2001. Included in such report are an unaudited pro forma condensed consolidated balance sheet as of January 31, 2001, and unaudited pro forma condensed consolidated statements of operations for the nine months ended January 31, 2001, and the year ended April 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SCB COMPUTER TECHNOLOGY, INC.



Date: September 13, 2001            By: /s/ MICHAEL J. BOLING
                                        ----------------------------------------
                                        Michael J. Boling
                                        Executive Vice President, Chief
                                        Financial Officer, and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------

11       Computation of Earnings Per Share (included in Note 2 of the Notes to
         Condensed Consolidated Financial Statements (unaudited) in Item 1 of
         Part I of this report).