Form 10-Q
period 2001-10-31
SCB COMPUTER TECHNOLOGY INC
filed 2001-12-14
CIK 1005268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-27694

SCB COMPUTER TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1201561
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S.Employer Identification No.)

3800 Forest Hill - Irene Road, Suite 100
Memphis, Tennessee 38125
(Address of Principal Executive Offices)

901-754-6577
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes              No

     As of December 14, 2001, there were 24,995,324 outstanding shares of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SCB COMPUTER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	October 31,	April 30,
	2001	2001

ASSETS

Current assets:

Cash and cash equivalents	$264	$575

Accounts receivable, net of allowance of $313 and $624, respectively	14,908	19,605

Current portion of leases	5,171	7,312

Other current assets	7,213	8,221

Total current assets	27,556	35,713

Investment in leasing activities	1,696	2,543

Fixed assets:

Furniture, fixtures and equipment	30,230	32,964

Accumulated depreciation	(18,806)	(17,989)

Net	11,424	14,975

Goodwill (net)	—	4,604

Other assets (primarily deferred taxes)	8,746	8,779

Total assets	$49,422	$66,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable-trade	$1,812	$948

Accrued expenses	6,655	9,993

Current portion of long-term debt	6,719	11,484

Current portion of non-recourse debt	4,458	5,912

Deferred revenue	1,055	959

Total current liabilities	20,699	29,296

Long-term debt	11,417	20,085

Non-recourse debt	2,552	3,813

Other liabilities	200	—

Shareholders’ equity	14,554	13,420

Total liabilities and shareholders’ equity	$49,422	$66,614

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
(UNAUDITED)

	Three Months		Six Months
	Ended		Ended
	October 31,		October 31,

	2001	2000	2001	2000

Revenue	$27,693	$33,065	$56,319	$69,010

Cost of services	20,529	23,511	41,518	49,219

Gross profit	7,164	9,554	14,801	19,791

Selling, general and administrative expenses	5,792	9,854	12,221	19,459

Impairment and other charges	—	38,667	—	38,667

Income (loss) from operations	1,372	(38,967)	2,580	(38,335)

Other income (expense)	(86)	(18)	332	1,351

Net interest expense	453	1,061	1,037	2,082

Income (loss) before income taxes	833	(40,046)	1,875	(39,066)

Income tax expense (benefit)	329	(6,262)	741	(5,875)

Net income (loss)	$504	$(33,784)	$1,134	$(33,191)

Net income (loss) per share — basic	$0.02	$(1.35)	$0.05	$(1.33)

Net income (loss) per share — diluted	$0.02	$(1.35)	$0.05	$(1.33)

Weighted average number of common shares — basic	24,985	25,045	24,985	25,045

Weighted average number of common shares — diluted	25,190	25,045	25,148	25,045

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	October 31,

	2001	2000

Operating Activities

Net income (loss)	$1,134	$(33,191)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Provision for bad debts	89	563

Depreciation	4,536	4,741

Amortization	—	1,331

Deferred income taxes	740	(6,969)

Impairment and other charges	—	38,667

Gain on sale of subsidiary	(246)	(1,366)

Changes in operating assets and liabilities:

Accounts receivable	2,096	2,939

Refundable income taxes	(176)	2,772

Other assets	(320)	(2,496)

Accounts payable — trade	955	(1,239)

Accrued expenses and other liabilities	(3,449)	(3,562)

Net cash provided by operating activities	5,359	2,190

Investing Activities

Purchases of fixed assets	(106)	(1,093)

Payments received from leasing activities	1,164	5,979

Sale of businesses, net of liabilities paid at closing	9,420	9,028

Net cash provided by investing activities	10,478	13,914

Financing Activities

Borrowings on long-term debt	10,000	—

Payments on long-term debt	(29,416)	(10,507)

Payments on non-recourse debt	(2,716)	(5,081)

Net borrowings (repayments) under line of credit	5,984	(2,215)

Net cash used in financing activities	(16,148)	(17,803)

Net increase (decrease) in cash and cash equivalents	(311)	(1,699)

Cash and cash equivalents at beginning of period	575	1,813

Cash and cash equivalents at end of period	$264	$114

Supplemental Disclosures of Cash Flow

Interest paid	$1,417	$1,828

Income taxes paid	$176	$—

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

OCTOBER 31, 2001

1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of October 31, 2001, and the results of operations and cash flows for the six-month periods ended October 31, 2001 and October 31, 2000. Operating results for the period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2001 filed with the Securities and Exchange Commission.

2 — EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate net income (loss) per share in the condensed consolidated statements of operations (in thousands):

	Three Months		Six Months
	Ended		Ended
	October 31,		October 31,

	2001	2000	2001	2000

Net income (loss)	$504	$(33,784)	$1,134	$(33,191)

Denominator for basic earnings per share — weighted average shares	24,985	25,045	24,985	25,045

Effect of dilutive securities-stock options	205	—	163	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	25,190	25,045	25,148	25,045

Net income (loss) per share — basic	$0.02	$(1.35)	$0.05	$(1.33)

Net income (loss) per share — diluted	$0.02	$(1.35)	$0.05	$(1.33)

3 — BUSINESS DISPOSITION

On June 20, 2001, Partners Resources Inc., a wholly-owned subsidiary of the Company, sold substantially all the assets of its Enterprise Resource Planning (“ERP”) business unit to OneNeck IT Services, Corporation, a company formed by a management group of the ERP unit, for $10.5 million in cash. The assets sold consisted primarily of the equipment, real estate leases, trade accounts receivable, contract interests, intellectual property, business books and records, and goodwill of the ERP business. The purchase price was negotiated at arms length between the parties, taking into account the historical operating results and existing customer relationships of the ERP business. The Company used $8.5 million of the proceeds from the sale to reduce its bank debt. There was no significant gain or loss recognized on the transaction. During fiscal 2001, the ERP business unit contributed $20.5 million of revenues and $1.4 million of operating income. For the six months ended October 31, 2001 and 2000, revenues of approximately $1.7 million and $11.6 million, respectively, and income (loss) from operations of approximately $0.1 million and $(1.0) million, respectively, were generated from the ERP business unit.

4 – LONG-TERM DEBT

On July 27, 2001, the Company obtained a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan which bears interest at prime plus 1.25% and a $10.0 million term loan (the “primary term loan”) which bears interest at prime plus 2.75%. The Company used $15.8 million from the new credit facility to retire its short-term debt with one lender and used $1.0 million to refinance its short-term debt with another lender into a three-year, $4.0 million term loan (the “secondary term loan”). The credit facility contains various financial covenants based on monthly operating results and capital expenditures. The availability under the revolver is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable.

During the first year, the revolver will bear interest at prime plus a margin (1.25%) and the primary term loan will bear interest at prime plus a margin (2.75%). At April 30, 2002, if the Company has achieved certain financial covenants, the aforementioned margins will be reduced to 1.0% and 2.25% on the revolver and primary term loan, respectively. The primary term loan will be amortized at $350,000 plus interest per month. At April 30, 2002, the required primary term loan principal amortization will be reduced to $275,000 per month if certain financial covenants are met. At October 31, 2001, $6.0 million and $8.9 million were outstanding on the revolver and the primary term loan, respectively.

The secondary term loan bears interest at prime plus a margin (2.0%). The Company repays the loan at a rate of $70,000 plus interest per month. Additionally, since the Company achieved certain financial covenants during the first six months of fiscal 2002, the primary lender advanced the Company $780,000 to repay part of the secondary term loan. Additionally, another $500,000 will be paid on this term loan from the receipt of the Company’s pending income tax refund. At October 31, 2001, $3.0 million was outstanding on the secondary term loan.

5 — SEGMENT INFORMATION

The Company’s two business segments are (1) Core Operations — information technology management, which consists of professional services, consulting and outsourcing and (2) Non-core Operations — consisting of hardware and specialty software sales, computer leasing and enterprise resource planning (ERP) (sold effective June 20, 2001). Accordingly, the Company is presenting the following segment information related to the two business segments as follows (in thousands):

	Three Months Ended
	October 31, 2001

	Core Operations	Non-core Operations (a)	Total Operations

Revenue	$26,515	$1,178	$27,693

Cost of services	19,380	1,149	20,529

Gross profit	7,135	29	7,164

Selling, recruiting and field administrative expenses	2,936	58	2,994

Corporate administrative expenses	—	—	2,798

Income (loss) from operations	$4,199	$(29)	$1,372

	Three Months Ended
	October 31, 2000

	Core Operations	Non-core Operations (a)	Total Operations

Revenue	$26,138	$6,927	$33,065

Cost of services	18,805	4,706	23,511

Gross profit	7,333	2,221	9,554

Selling, general and administrative expenses	2,549	4,289	6,838

Corporate expenses	—	—	3,016

Impairment and other charges	29,747	8,920	38,667

Income (loss) from operations	$(24,963)	$(10,988)	$(38,967)

	Six Months Ended
	October 31, 2001

	Core Operations	Non-core Operations (b)	Total Operations

Revenue	$52,286	$4,033	$56,319

Cost of services	38,168	3,350	41,518

Gross profit	14,118	683	14,801

Selling, recruiting and field administrative expenses	5,957	673	6,630

Corporate administrative expenses	—	—	5,591

Income from operations	$8,161	$10	$2,580

	Six Months Ended
	October 31, 2000

	Core Operations	Non-core Operations (b)	Total Operations

Revenue	$51,837	$17,173	$69,010

Cost of services	38,190	11,029	49,219

Gross profit	13,647	6,144	19,791

Selling, general and administrative expenses	5,212	7,738	12,950

Corporate expenses	—	—	6,509

Impairment and other charges	29,747	8,920	38,667

Income (loss) from operations	$(21,312)	$(10,514)	$(38,335)

(a)	Fiscal quarter ended October 31, 2000 non-core operations includes revenues of approximately $4.6 million and loss from operations of approximately $1.5 million of the ERP business unit which was sold effective June 20, 2001.

(b)	The six-month period ended October 31, 2001 and October 31, 2000 non-core operations includes revenues of approximately $1.7 million and $11.6 million, respectively, and income (loss) from operations of approximately $0.1 million and $(1.0) million, respectively, of the ERP business unit which was sold effective June 20, 2001.

     The following sets forth the assets and liabilities of the non-core operations (in thousands):

	As of
	October 31,

	2001	2000

Investment in leasing activities	$6,867	$19,186

Other assets	22	796

Total assets	$6,889	$19,982

Non-recourse debt	$7,010	$15,351

Other liabilities	163	782

Equity (deficit)	(284)	3,849

Total liabilities and equity	$6,889	$19,982

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this report, including the exhibits hereto, may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s view of future performance and trends, and usually are preceded with “expects,” “anticipates,” “believes,” “hopes,” “estimates,” “plans” or similar phrasing. Forward-looking statements include statements regarding projected operating revenues and costs, liquidity, capital expenditures, and availability of capital resources. Such statements are based on management’s beliefs, assumptions and expectations, which in turn are based on information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and the Company’s actual performance and results may differ materially due to a number of factors, most of which are beyond the Company’s ability to predict or control. These factors include, but are not limited to, the Company’s business relationships with significant clients; the potential early termination of the Company’s IT service contracts without penalty; the potential for the Company’s clients to reduce or increase their IT services outsourcing; the Company’s potential liability to its clients in connection with the provision of IT services; the Company’s ability to attract, develop and retain qualified IT employees; changes in the utilization and productivity rates of the Company’s IT employees; the Company’s dependence on key management personnel; the types and mix of IT services that the Company performs during any particular period; changes in the Company’s gross margins due to a variety of factors, including increased wage and benefit costs that are not offset by billed rate increases; the Company’s ability to finance, sustain and manage growth; the Company’s ability to develop or acquire additional IT service offerings; the Company’s ability to effectively identify, integrate and manage acquired businesses; competition; the outcome of litigation involving the Company, particularly the settlement of the shareholder lawsuit described in Part II, Item 1 of this report; the results of the investigation being conducted by the Securities and Exchange Commission; into the Company’s past accounting and financial reporting practices; the trading status of the Company’s common stock; the Company’s decision to focus on its core competencies of IT professional staffing, outsourcing and consulting; and general economic conditions. The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events or circumstances occurring after the date hereof, the occurrence of unanticipated events or circumstances, or otherwise.

Results of Operations

The following should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2001.

Overview

The business changed its strategic direction dramatically in fiscal 2001. Prior to fiscal 2001, the Company’s growth was driven largely through acquisitions, diversification, and attempts at cross-selling services. In fiscal 2001, the Company focused its resources on its core competencies of providing IT professional staffing, outsourcing, and consulting services (the “core operations”) and divested a number of its previously acquired business units that are now considered to be non-core. The Company’s non-core operations consist primarily of divested business units of Enterprise Resource Planning (ERP), computer hardware and specialty software sales, and computer equipment leasing (the “non-core operations”). The Company now derives substantially all of its revenue from its core operations. In the first six months of fiscal 2002, professional staffing represented 73%, outsourcing accounted for 13%, and consulting represented 14% of the Company’s revenue from core operations.

The decrease in the Company’s revenue from $69.0 million in the first six months of fiscal 2001 to $56.3 million in the first six months of fiscal 2002 is a function of several factors. These factors include (1) the Company’s shift in strategic direction to focus on its core operations and to de-emphasize its non-core operations; (2) the Company’s sale of its Proven Technology and Global Services business units in fiscal 2001, which resulted in a $1.7 million decrease in revenue; (3) the Company’s sale of its ERP business unit in the first quarter of fiscal 2002, which resulted in a $9.9 million decrease in revenue; (4) a $1.0 million decrease in revenue from other non-core operations; and (5) the general softness in the IT services market.

The Company has historically derived a significant portion of its revenue from a relatively limited number of clients. The Company currently performs services for over 150 clients consisting of state and local governments, Fortune 500 companies, and other large commercial organizations. In the first six months of fiscal 2002 and 2001, approximately 56% and 43%, respectively, of the Company’s revenue was attributable to state and local governmental and quasi-governmental entities (such as public utilities), with the balance being attributable to commercial enterprises. In the first six months of fiscal 2002 and 2001, the Company’s top five clients — in terms of revenue to the Company — accounted for approximately 54% and 57% of the Company’s revenue from core operations, respectively. From time to time the Company has substantial accounts receivable from its top five clients, but the Company has not experienced any significant payment problems from these clients. A material decrease in services provided to any of the largest clients of the Company or a significant payment problem from these clients could have an adverse impact on the Company’s financial condition and results of operations.

The Company’s fiscal year extends from May 1 through the following April 30. The Company generally recognizes revenue as services are performed.

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER OF FISCAL 2002 TO SECOND QUARTER OF FISCAL 2001

Revenue and Operating Profit. The Company’s operating results consist of its core operations and non-core operations. Revenue from the Company’s combined core operations and non-core operations decreased to $27.7 million in the second quarter of fiscal 2002 from $33.1 million in the second quarter of fiscal 2001. The combined net income was $0.5 million or $0.02 per share in the second quarter of fiscal 2002, compared to a net loss of $33.8 million or $1.35 per share in the second quarter of fiscal 2001.

Revenue from core operations increased to $26.5 million in the second quarter of fiscal 2002 from $26.1 million in the second quarter of fiscal 2001. Consulting revenue increased $0.6 million for the quarter. Professional staffing revenue increased $0.3 million for the quarter due to an increase in average billing rate. Outsourcing revenue decreased $0.5 million for the quarter. Operating profit from core operations increased to $4.2 million in the second quarter of fiscal 2002 from a loss of $25.0 million in the second quarter of fiscal 2001.

Revenue from non-core operations (including sold business units) decreased to $1.2 million in the second quarter of fiscal 2002 from $6.9 million in the second quarter of fiscal 2001 based on the strategic decisions discussed above. Computer hardware sales revenue decreased $0.4 million for the quarter. Revenue in the ERP unit, which was sold effective as of June 1, 2001 resulted in a $4.6 million decrease in the second quarter of fiscal 2002. Operating loss from non-core operations improved to $29,000 in fiscal 2002 from $11.0 million in the second quarter of fiscal 2001.

Corporate Costs. Corporate costs decreased to $2.8 million in the second quarter of fiscal 2002 from $3.0 million in the second quarter of fiscal 2001 as a result of management’s cost reduction efforts.

Interest Costs. Interest expense decreased to $0.5 million in the second quarter of fiscal 2002 from $1.1 million in the second quarter of fiscal 2001 primarily due to the reduction in the Company’s bank debt and changes in interest rates.

Tax Rate. The effective tax rates for second quarters of fiscal 2002 and 2001 was 39.5% (the historical effective tax rate) and 15.6% (the historical effective tax rate less a valuation reserve of approximately $6.0 million), respectively.

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 2001 TO OCTOBER 31, 2000

Revenue and Operating Profit. Revenue from the Company’s combined core operations and non-core operations decreased to $56.3 million in the first six months of fiscal 2002 from $69.0 million in the first six months of fiscal 2001. The combined net income was $1.1 million or $0.05 per share in the first six months of fiscal 2002, compared to a net loss of $33.2 million or $1.33 per share in the first six months of fiscal 2001.

Revenue from core operations increased to $52.3 million in the first six months of fiscal 2002 from $51.8 million in the first six months of fiscal 2001. Consulting revenue increased $0.7 million for the six months. Professional staffing revenue increased $0.5 million for the six months due to an increase in average billing rate. Outsourcing revenue decreased $0.7 million for the six months. Operating profit (loss) from core operations increased to $8.2 million in the first six months of fiscal 2002 from $(21.3) million in the first six months of fiscal 2001 primarily due to increased performance in professional staffing.

Revenue from non-core operations (including sold business units) decreased to $4.0 million in the first six months of fiscal 2002 from $17.2 million in the first six months of fiscal 2001 based on the strategic decisions discussed above. Computer hardware sales revenue decreased $1.7 million for the six months. Revenue in the ERP unit, which was sold effective as of June 1, 2001, was $1.7 million in the first six months of fiscal 2002, a $9.9 million decrease from $11.6 million in the first six months of fiscal 2001. Operating income (loss) from non-core operations improved to $10,000 in fiscal 2002 from a loss of $10.5 million in the first six months of fiscal 2001.

Corporate Costs. Corporate costs decreased to $5.6 million in the first six months of fiscal 2002 from $6.5 million in the first six months of fiscal 2001 as a result of management’s cost reduction efforts.

Interest Costs. Interest expense decreased to $1.0 million in the first six months of fiscal 2002 from $2.1 million in the first six months of fiscal 2001 primarily due to the reduction in the Company’s bank debt and changes in interest rates.

Tax Rate. The effective tax rate for first six months of fiscal 2002 and 2001 was 39.5% (the historical effective tax rate) and 15.0% (the historical effective tax rate less a valuation reserve of approximately $6.0 million), respectively.

RELIANCE UPON SIGNIFICANT CUSTOMERS

For the first six months of fiscal 2002, the Company’s five largest customers accounted for 54% of core revenue, a decrease from 57% for the first six months of fiscal 2001. In the outsourcing business units one customer accounted for 95% of core outsourcing revenue for the first six months of fiscal 2001, and decreased to 88% of core outsourcing revenue for the first six months of fiscal 2002. In the first six months of fiscal 2002 the following customers accounted for 10% or more of the Company’s core revenue: the State of Tennessee (16%), State of Kentucky (13%), and Honeywell Inc. (11%).

LIQUIDITY AND CAPITAL RESOURCES

On July 27, 2001, the Company obtained a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan which bears interest at prime plus 1.25% and a $10.0 million term loan (the “primary term loan”) which bears interest at prime plus 2.75%. The Company used $15.8 million from the new credit facility to retire its short-term debt with one lender and used $1.0 million to refinance its short-term debt with another lender into a three-year, $4.0 million term loan (the “secondary term loan”). The credit facility contains various financial covenants based on monthly operating results and capital expenditures. The availability under the revolver will be limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable.

During the first year, the revolver will bear interest at prime plus a margin (1.25%) and the primary term loan will bear interest at prime plus a margin (2.75%). At April 30, 2002, if the Company has achieved certain financial covenants, the aforementioned margins will be reduced to 1.0% and 2.25% on the revolver and primary term loan, respectively. The primary term loan will be amortized at $350,000 plus interest per month. At April 30, 2002, the required primary term loan principal amortization will be reduced to $275,000 per month if certain financial covenants are met. At October 31, 2001, $6.0 million and $8.9 million were outstanding on the revolver and the primary term loan, respectively.

The secondary term loan bears interest at prime plus a margin (2.0%). The Company repays the loan at a rate of $70,000 plus interest per month. Additionally, since the Company achieved certain financial covenants during the first six months of fiscal 2002, the primary lender advanced the Company $780,000 to repay part of the secondary term loan. Additionally, another $500,000 will be paid on this term loan from the receipt of the Company’s pending income tax refund. At October 31, 2001, $3.0 million was outstanding on the secondary term loan.

The Company has $7.0 million in non-recourse debt that is paid through the Company’s $6.9 million investment in leasing activities. $4.5 million of the non-recourse debt is classified as current and will be paid by $5.2 million from current portion of leases.

Working Capital. In addition to the above credit facility, the Company funds its operations from cash generated by operations. The Company’s operating activities provided net cash of approximately $5.4 million and $2.2 million for the first six months of fiscal 2002 and 2001, respectively. The increase in fiscal 2002 was mainly attributable to improved operating performance.

At October 31, 2001, the Company had working capital of approximately $6.9 million, a $17.5 million increase from the $10.6 million working capital deficit at October 31, 2000. During the first six months of fiscal 2002 and 2001, the Company repaid $16.1 million and $17.8 million, respectively, in debt.

The Company had approximately $0.3 million in available cash and $3.2 million availability under its revolving loan at October 31, 2001. The Company believes its cash flow from operations and borrowings under its credit facility will be sufficient to meet the Company’s needs for at least the next twelve months.

Capital. The Company’s capital expenditures primarily relate to computer equipment purchases for use by the Company’s professionals or to use in outsourcing contracts. In the first six months of fiscal 2002, the Company had approximately $0.1 million in capital expenditures, down from approximately $1.1 million in capital expenditures in the first six months of fiscal 2001. The Company does not expect substantial capital expenditures during the remainder of fiscal 2002.

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

On June 20, 2001, Partners Resources Inc., a wholly-owned subsidiary of the Company, sold substantially all the assets of its Enterprise Resource Planning (“ERP”) business unit to OneNeck IT Services, Corporation, a company formed by a management group of the ERP unit, for $10.5 million in cash. The Company used $8.5 million of the proceeds from the sale to reduce its bank debt. There was no significant gain or loss recognized on the transaction.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of the Company’s $18.1 million in outstanding recourse debt at October 31, 2001, relates to credit facilities with commercial lenders. Interest on the outstanding balances is charged based on a variable rate related to the prime rate. The rate is incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in an increase of approximately $181,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from amounts outstanding at October 31, 2001. The Company does not have any derivative financial instruments outstanding.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, a consolidated lawsuit was filed on behalf of the Company’s shareholders in April 2000 against the Company, certain of its current and former directors and officers, and the Company’s former independent auditor. The lawsuit, filed in the United States District Court for the Western District of Tennessee, Memphis Division, arose from the Company’s restatement of its consolidated financial statements for fiscal 1998 and 1999 and the first three quarters of fiscal 2000. The district court, upon the defendants’ motions, dismissed the lawsuit with prejudice in February 2001, and the lead plaintiffs appealed the dismissal order to the United States Court of Appeals for the Sixth Circuit in March 2001. In order to avoid the risks, costs, and distraction of burdensome, protracted litigation, including the pending Sixth Circuit appeal, the Company and the individual defendants, after extensive negotiations, have reached an agreement with the lead plaintiffs to settle the lawsuit. The district court preliminarily approved the settlement and certified the lawsuit as a class-action for settlement purposes on December 7, 2001. Under the terms of the settlement, the Company agreed to pay $2.1 million into a settlement fund to be administered under the supervision of the district court for the benefit of the plaintiff class. The settlement payment will be made by the Company’s insurer. The plaintiff class consists generally of all persons who purchased the Company’s common stock during the period from November 19, 1997, through and including April 14, 2000. The consummation of the settlement is subject to certain conditions, including the approval of the fairness of the settlement by the district court after a final settlement hearing, which is scheduled for March 15, 2002. For a more detailed description of the terms and conditions of the settlement, a copy of the court-approved notice of settlement can be obtained by telephoning the claims administrator at (415) 461-0410 or by accessing its website at www.gilardi.com/activecases. In reaching the settlement, the Company and the other settling defendants have denied and continue to deny each and every claim of alleged violations of law made by the plaintiffs in the lawsuit.

As previously disclosed, the Securities and Exchange Commission (the “SEC”) is conducting an investigation of the Company’s accounting and financial reporting practices in connection with the restatement of its consolidated financial statements for fiscal 1998 and 1999 and the first three quarters of fiscal 2000. Throughout the investigation, SCB has cooperated fully with the SEC by voluntarily providing documents and records, by making its current employees available for interviews or depositions, and by encouraging its former employees to cooperate in the SEC’s investigation. The staff of the SEC recently advised the Company that it has preliminarily decided to recommend that the SEC authorize a civil injunctive action against the Company alleging violations of the Securities Exchange Act of 1934 and rules thereunder. A civil injunctive action could have material adverse consequences on the Company’s business, particularly with governmental entities. The SEC staff has invited the Company to make a “Wells” submission describing the reasons why no such action should be brought or any other matters that should be considered before the staff makes a recommendation to the SEC. The Company intends to make a Wells submission and to initiate discussions with the SEC staff with a view to resolving the investigation on a basis that would be acceptable to the Company and would avoid or mitigate any potential injury to its business. There can be no assurance, however, that the Company will succeed in these efforts.

Item 4. Submission of Matters to a Vote of Security Holders

On September 20, 2001, the Company held its 2001 Annual Meeting of Shareholders at which shareholders of the Company considered and voted on the following three matters: The shareholders approved the amendment of the Company’s charter to classify the Board of Directors into three classes of directors who, after a transitional period, would serve for staggered terms of three years each, with one class constituting approximately one-third of the Board of Directors being elected at each successive annual meeting of shareholders. The results of the shareholder vote were as follows:

Votes

For	Against	Abstain

12,730,578	2,640,696	146,500

The shareholders elected the following five persons to serve as directors of the Company in the classes and for the initial terms indicated below. The results of the shareholders vote were as follows:

			Votes
	Class	Term	For	Withheld Authority

George E. Cate	Class I	1 Year	20,575,176	336,054

James E. Harwood	Class I	1 Year	20,238,435	672,975
Jack R. Blair	Class II	2 Years	20,236,632	674,578

T. Scott Cobb	Class III	3 Years	20,697,340	213,870

Robert G. McEniry	Class III	3 Years	20,575,706	335,504

The shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent accountants for the fiscal year ending April 30, 2002. The results of the shareholder vote were as follows:

Votes

For	Against	Abstain

20,875,764	31,472	3,974

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The exhibits listed in the Exhibit Index following the signature page hereof are filed as part of this report or are incorporated herein by reference.

     (b)  Reports on Form 8-K

     On September 27, 2001, the Company filed with the Securities and Exchange Commission (the “SEC”) a current report on Form 8-K announcing that the SEC had converted its informal inquiry of SCB’s past accounting and financial practices into a formal investigation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCB COMPUTER TECHNOLOGY, INC.

Date: December 14, 2001	By: /s/ Michael J. Boling Michael J. Boling

Executive Vice President, Chief Financial Officer, and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Charter of the Company (incorporated herein by reference to Exhibit 3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1998), as amended by (1) Articles of Merger of SCB Software Services, Inc., a Tennessee corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on June 28, 2001, (2) Articles of Merger of Proven Technology, Inc., a Tennessee Corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on June 28, 2001, and (3) Articles of Amendment to Amended and Restated Charter of the Company, filed with the office of the Secretary of State for the State of Tennessee on September 21, 2001.
3.2	Amended and Restated Bylaws of the Company effective as of December 5, 2001.
11	Computation of Earnings Per Share (included in Note 2 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).