Form 10-Q
period 2002-01-31
SCB COMPUTER TECHNOLOGY INC
filed 2002-03-14
CIK 1005268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-27694

SCB COMPUTER TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1201561

(State or other Jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or Organization)

3800 Forest Hill — Irene Road, Suite 100
Memphis, Tennessee 38125
(Address of Principal Executive Offices)

901-754-6577
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

         As of March 11, 2002, there were 24,995,324 outstanding shares of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)
(UNAUDITED)

	January 31,	April 30,
	2002	2001
ASSETS

Current assets:

Cash and cash equivalents	$307	$575

Accounts receivable, net of allowance of $208 and $624, respectively	14,622	19,605

Current portion of leases	4,417	7,312

Other current assets	7,432	8,221

Total current assets	26,778	35,713

Investment in leasing activities	864	2,543

Fixed assets:

Furniture, fixtures and equipment	30,306	32,964

Accumulated depreciation	(20,133)	(17,989)

Net	10,173	14,975

Goodwill (net)	—	4,604

Other assets (primarily deferred taxes)	8,285	8,779

Total assets	$46,100	$66,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,753	$948

Accrued expenses	5,432	9,993

Current portion of long-term debt	6,591	11,484

Current portion of non-recourse debt	3,663	5,912

Deferred revenue	1,083	959

Total current liabilities	18,522	29,296

Long-term debt	10,812	20,085

Non-recourse debt	1,740	3,813

Other liabilities	125	—

Shareholders’ equity	14,901	13,420

Total liabilities and shareholders’ equity	$46,100	$66,614

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)
(UNAUDITED)

	Three Months		Nine Months
	Ended		Ended
	January 31,		January 31,

	2002	2001	2002	2001
Revenue	$24,647	$31,139	$80,965	$100,150

Cost of services	18,515	21,519	60,032	70,738

Gross profit	6,132	9,620	20,933	29,412

Selling, general and administrative expenses	5,282	8,195	17,503	27,585

Impairment and other charges (recoveries)	—	(289)	—	38,378

Income (loss) from operations	850	1,714	3,430	(36,551)

Other income	68	103	401	1,385

Net interest expense	345	989	1,383	3,072

Income (loss) before income taxes	573	828	2,448	(38,238)

Income tax expense (benefit)	226	327	967	(5,548)

Net income (loss)	$347	$501	$1,481	$(32,690)

Net income (loss) per share — basic	$0.01	$0.02	$0.06	$(1.31)

Net income (loss) per share — diluted	$0.01	$0.02	$0.06	$(1.31)

Weighted average number of common shares — basic	24,985	25,045	24,985	25,045

Weighted average number of common shares — diluted	25,187	25,045	25,149	25,045

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	January 31,

	2002	2001
Operating Activities

Net income (loss)	$1,481	$(32,690)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Bad debt expense (recovery)	(12)	1,145

Depreciation	6,707	7,250

Amortization	122	1,749

Deferred income taxes	967	(8,225)

Impairment and other charges	—	38,378

Loss on disposal of assets	—	34

Gain on sale of businesses	(396)	(1,366)

Changes in operating assets and liabilities:

Accounts receivable	2,483	4,277

Other assets	(602)	9,835

Accounts payable	896	(3,183)

Accrued expenses and other liabilities	(4,570)	(8,794)

Net cash provided by operating activities	7,076	8,410

Investing Activities

Purchases of fixed assets	(185)	(1,250)

Payments received from leasing activities	1,909	7,115

Sale of businesses, net of liabilities paid at closing	9,420	9,028

Net cash provided by investing activities	11,144	14,893

Financing Activities

Borrowings on long-term debt	10,000	—

Payments on long-term debt	(29,816)	(16,846)

Payments on non-recourse debt	(4,322)	(7,069)

Net borrowings under line of credit	5,650	—

Net cash used in financing activities	(18,488)	(23,915)

Net decrease in cash and cash equivalents	(268)	(612)

Cash and cash equivalents at beginning of period	575	1,813

Cash and cash equivalents at end of period	$307	$1,201

Supplemental Disclosures of Cash Flow

Interest paid	$1,945	$4,195

Income taxes paid	$276	$—

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JANUARY 31, 2002

1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of January 31, 2002, and the results of operations and cash flows for the nine-month periods ended January 31, 2002 and January 31, 2001. Operating results for the period ended January 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2001, filed with the Securities and Exchange Commission.

2 — EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators used to calculate net income (loss) per share in the condensed consolidated statements of operations (in thousands):

	Three Months		Nine Months
	Ended		Ended
	January 31,		January 31,

	2002	2001	2002	2001
Net income (loss)	$347	$501	$1,481	$(32,690)

Denominator for basic earnings per share — weighted average shares	24,985	25,045	24,985	25,045

Effect of dilutive securities-stock options	202	—	164	—

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	25,187	25,045	25,149	25,045

Net income (loss) per share — basic	$0.01	$0.02	$0.06	$(1.31)

Net income (loss) per share — diluted	$0.01	$0.02	$0.06	$(1.31)

3 — DISPOSITION OF NON-CORE OPERATIONS

On June 20, 2001, Partners Resources Inc., a wholly-owned subsidiary of the Company, sold substantially all the assets of its Enterprise Resource Planning (“ERP”) business unit for $10.5 million in cash. The Company used $8.5 million of the sale proceeds to reduce its debt and $2.0 million for working capital and to pay expenses related to the transaction. There was no significant gain or loss recognized on the transaction. During fiscal 2001, the ERP business unit contributed $20.5 million of revenues and $1.4 million of operating income. For the nine months ended January 31, 2002 and 2001, the ERP business unit generated revenues of approximately $1.7 million and $16.8 million, respectively, and income (loss) from operations of approximately $0.1 million and $(0.9) million, respectively.

On May 2, 2000, the Company sold substantially all the assets of Technology Management Resources, Inc. (“TMR”), a wholly owned subsidiary of the Company, for a price of $9,675,000 in cash plus the assumption of certain liabilities, and realized a gain of approximately $1,400,000. The Company retained approximately $1,500,000 in working capital of TMR which was not included in the transaction. Of the proceeds from the sale, the Company used $7,000,000 to repay a loan obtained for the Global Services, Inc. acquisition and $1,000,000 to permanently reduce the outstanding balance under the credit facility.

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

4 — LONG-TERM DEBT

On July 27, 2001, the Company obtained a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan and a $10.0 million term loan (the “primary term loan”). The Company used $15.8 million from the new credit facility to retire its short-term debt with one lender and $1.0 million to refinance its short-term debt with another lender into a three-year, $4.0 million term loan (the “secondary term loan”). The credit facility contains various financial covenants based on monthly operating results and capital expenditures. The availability under the revolving loan is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable.

The revolving loan bears interest at prime plus a margin (1.25%), and the primary term loan bears interest at prime plus a margin (2.75%). At April 30, 2002, if the Company has achieved certain financial covenants, the aforementioned interest margins will be reduced to 1.0% and 2.25% on the revolving loan and the primary term loan, respectively. The primary term loan is being amortized at the rate of $350,000 of principal plus accrued interest per month. At April 30, 2002, the required primary term loan amortization will be reduced to $275,000 of principal plus accrued interest per month if certain financial covenants are met. At January 31, 2002, $6.8 million and $7.9 million were outstanding on the revolving loan and the primary term loan, respectively.

The secondary term loan bears interest at prime plus a margin (2.0%). The secondary term loan is being amortized at the rate of $70,000 of principal plus accrued interest per month. Additionally, since the Company achieved certain financial covenants during the first nine months of fiscal 2002, the primary lender advanced the Company $1.0 million to repay part of the secondary term loan. At January 31, 2002, $2.6 million was outstanding on the secondary term loan.

5 — SEGMENT INFORMATION

The Company’s two business segments are (1) core operations consisting of information technology professional staffing, outsourcing, and consulting, and (2) non-core operations consisting primarily of computer hardware and specialty software sales, computer equipment leasing, and enterprise resource planning (ERP) which was sold effective as of June 1, 2001. Accordingly, the Company is presenting the following segment information related to the two business segments as follows (in thousands):

	Three Months Ended
	January 31, 2002

	Core Operations	Non-Core Operations	Total Operations
Revenue	$23,368	$1,279	$24,647

Cost of services	17,445	1,070	18,515

Gross profit	5,923	209	6,132

Selling, recruiting and field administrative expenses	2,463	55	2,518

Corporate administrative expenses	—	—	2,764

Income from operations	$3,460	$154	$850

	Three Months Ended
	January 31, 2001

	Core Operations	Non-Core Operations (a)	Total Operations
Revenue	$23,869	$7,270	$31,139

Cost of services	17,739	3,780	21,519

	Three Months Ended
	January 31, 2001

	Core Operations	Non-Core Operations (a)	Total Operations
Gross profit	6,130	3,490	9,620

Selling, general and administrative expenses	2,758	2,704	5,462

Corporate expenses	—	—	2,733

Impairment and other charges (recoveries)	(289)	—	(289)

Income from operations	$3,661	$786	$1,714

	Nine Months Ended
	January 31, 2002

	Core Operations	Non-Core Operations (b)	Total Operations
Revenue	$75,654	$5,311	$80,965

Cost of services	55,613	4,419	60,032

Gross profit	20,041	892	20,933

Selling, recruiting and field administrative expenses	8,420	727	9,147

Corporate administrative expenses	—	—	8,356

Income from operations	$11,621	$165	$3,430

	Nine Months Ended
	January 31, 2001

	Core Operations	Non-Core Operations (b)	Total Operations
Revenue	$75,705	$24,445	$100,150

Cost of services	55,929	14,809	70,738

Gross profit	19,776	9,636	29,412

Selling, general and administrative expenses	7,968	10,374	18,342

Corporate expenses	—	—	9,243

Impairment and other charges	29,458	8,920	38,378

Loss from operations	$(17,650)	$(9,658)	$(36,551)

(a)	The non-core operations for the fiscal quarter ended January 31, 2001, include revenues of approximately $5.2 million and income from operations of approximately $0.5 million of the ERP business unit which was sold effective as of June 1, 2001.

(b)	The non-core operations for the nine months ended January 31, 2002 and 2001, include revenues of approximately $1.7 million and $16.8 million, respectively, and income (loss) from operations of approximately $0.1 million and $(0.9) million, respectively, of the ERP business unit which was sold effective as of June 1, 2001.

The following sets forth the assets and liabilities of the non-core operations (in thousands):

	As of
	January 31,

	2002	2001
Investment in leasing activities	$5,281	$17,141

Other assets	41	648

Total assets	$5,322	$17,789

Non-recourse debt	$5,403	$13,363

Other liabilities	93	472

Equity (deficit)	(174)	3,954

Total liabilities and equity	$5,322	$17,789

6 — RELATED-PARTY TRANSACTIONS

On July 16, 2001, the Company agreed to loan up to $192,000 to T. Scott Cobb, the President and Chief Executive Officer and a director of the Company (the “First Loan”). The First Loan bears interest at prime and originally had a maturity date of April 30, 2002. On January 18, 2002, the Company and Mr. Cobb modified the First Loan by (a) increasing the maximum principal amount by $121,755 to a total of $313,755 and (b) extending the maturity date by four months to August 31, 2002, subject to the requirement that Mr. Cobb prepay the First Loan in certain circumstances. The proceeds of the First Loan are to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank.

On January 18, 2002, the Company loaned an additional $500,000 to Mr. Cobb (the “Second Loan”). The Second Loan bears interest at prime, has a maturity date of January 31, 2002, and is secured by a pledge by Mr. Cobb to the Company of 1,502,203 shares of the Company’s common stock owned by Mr. Cobb. The proceeds of the Second Loan are to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this report.

Forward-Looking Statements

Certain matters discussed in this report, including the exhibits hereto, may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s view of future performance and trends, and usually are preceded with “expects,” “anticipates,” “believes,” “hopes,” “estimates,” “plans” or similar phrasing. Forward-looking statements include statements regarding projected operating revenues and costs, liquidity, capital expenditures, and availability of capital resources. Such statements are based on management’s beliefs, assumptions and expectations, which in turn are based on information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and the Company’s actual performance and results may differ materially due to a number of factors, most of which are beyond the Company’s ability to predict or control. These factors include, but are not limited to, the Company’s business relationships with significant clients; the potential early termination of the Company’s information technology (“IT”) service contracts without penalty; the potential for the Company’s clients to reduce or increase their IT services outsourcing; the Company’s potential liability to its clients in connection with the provision of IT services; the Company’s ability to attract, develop and retain qualified IT employees; changes in the utilization and productivity rates of the Company’s IT employees; the Company’s dependence on key management personnel; the types and mix of IT services that the Company performs during any particular period; changes in the Company’s gross margins due to a variety of factors, including increased wage and benefit costs that are not offset by billed rate increases; the Company’s ability to finance, sustain and manage growth; the Company’s ability to develop or acquire additional IT service offerings; the Company’s ability to effectively identify, integrate and manage acquired businesses; competition; the outcome of litigation involving the Company, particularly the settlement of the shareholder lawsuit described in Part II, Item 1 of this report; the results of the investigation being conducted by the Securities and Exchange Commission (the “SEC”) into the Company’s past accounting and financial reporting practices; the trading status of the Company’s common stock; the Company’s decision to focus on its core competencies of IT professional staffing, outsourcing, and consulting; and general economic conditions. The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events or circumstances occurring after the date hereof, the occurrence of unanticipated events or circumstances, or otherwise.

Results of Operations

Overview

The Company changed its strategic direction dramatically in fiscal 2001. Prior to fiscal 2001, the Company’s growth was driven largely through acquisitions, diversification, and attempts at cross-selling services. In fiscal 2001, the Company focused its resources on its core competencies of providing IT professional staffing, outsourcing, and consulting services (the “core operations”) and divested a number of its previously acquired business units that are now considered to be non-core. The Company’s non-core operations consist primarily of computer hardware and specialty software sales, computer equipment leasing, and enterprise resource planning (ERP) which was sold effective as of June 1, 2001 (the “non-core operations”). The

Company derives substantially all of its revenue from its core operations. In the first nine months of fiscal 2002, professional staffing, outsourcing and consulting accounted for 72%, 14% and 14%, respectively, of the Company’s revenue from core operations.

The decrease in the Company’s revenue from $100.2 million in the first nine months of fiscal 2001 to $81.0 million in the first nine months of fiscal 2002 is a function of several factors. These factors include (1) the Company’s shift in strategic direction to focus on its core operations and to de-emphasize its non-core operations; (2) the Company’s sale of its Proven Technology and Global Services business units in the third quarter of fiscal 2001, which resulted in a $1.9 million decrease in revenue; (3) the Company’s sale of its ERP business unit in the first quarter of fiscal 2002, which resulted in a $15.1 million decrease in revenue; (4) the continued wind down of the Company’s computer equipment leasing business unit, which resulted in a $1.9 million decrease in revenue; (5) a $0.2 million decrease in revenue from other non-core operations; and (6) the general softness in the IT services market.

The Company has historically derived a significant portion of its revenue from a relatively limited number of clients. The Company currently performs services for over 150 clients consisting of state and local governments, Fortune 500 companies, and other large commercial organizations. In the first nine months of fiscal 2002 and 2001, approximately 57% and 43%, respectively, of the Company’s revenue was attributable to state and local governmental and quasi-governmental entities (such as public utilities), with the balance being attributable to commercial enterprises. In the first nine months of fiscal 2002 and 2001, the Company’s five largest revenue-generating clients accounted for approximately 54% and 56%, respectively, of the Company’s revenue from core operations. From time to time the Company has substantial accounts receivable from its top five clients, but the Company has not experienced any significant payment problems from these clients. A material decrease in services provided to any of the largest clients of the Company or a significant payment problem from any of these clients could have an adverse impact on the Company’s financial condition and results of operations.

The Company’s fiscal year extends from May 1 through the following April 30. The Company generally recognizes revenue as services are performed.

Comparison of Third Quarter of Fiscal 2002 to Third Quarter of Fiscal 2001

Revenue and Income from Operations. The Company’s operating results consist of its core operations and non-core operations. The Company’s consolidated revenue from both core and non-core operations decreased to $24.6 million in the third quarter of fiscal 2002 from $31.1 million in the third quarter of fiscal 2001.

Revenue from core operations decreased to $23.4 million in the third quarter of fiscal 2002 from $23.9 million in the third quarter of fiscal 2001. Professional staffing revenue increased $0.1 million for the quarter due to an increase in average billing rate. Outsourcing revenue decreased $1.1 million for the quarter. Consulting revenue increased $0.5 million for the quarter as a result of higher billing rates. Excluding impairment and other charges (recoveries), income from core operations increased to $3.5 million in the third quarter of fiscal 2002 from $3.4 million in the third quarter of fiscal 2001.

Revenue from non-core operations (including sold business units) decreased to $1.3 million in the third quarter of fiscal 2002 from $7.3 million in the third quarter of fiscal 2001 based on the strategic decisions discussed above. Computer hardware sales and computer equipment leasing revenue decreased a total of $0.7 million for the quarter due to increased lease maturities. The sale of the ERP business unit effective as of June 1, 2001, resulted in a $5.2 million decrease in revenue for the quarter. Income from non-core operations decreased to $154,000 in fiscal 2002 from $786,000 in the third quarter of fiscal 2001.

The Company’s average billable headcount increased 2.3% for the third quarter of fiscal 2002 versus the third quarter of fiscal 2001. Its average billing rate increased 13.2% for the same periods.

Over the last two fiscal years, the Company has reported certain items impacting the comparability of its financial results. These items include professional fees relating to the ongoing SEC investigation, gains from the sales of business units, and impairment and other charges (recoveries). The Company believes that excluding these extraordinary items presents a more comparative picture of the financial performance of the Company during the third quarters of fiscal 2002 and 2001.

The following table summarizes the components of the Company’s consolidated income from operations (in thousands) in the third quarters of fiscal 2002 and 2001. The SEC investigation professional fees have been excluded from corporate expenses and the impairment and other charges (recoveries) have been excluded from core operations and non-core operations to provide a more comparable presentation.

	Three Months Ended
	January 31,

	2002	2001
Income from operations reconciliation:

Income from core operations	$3,460	$3,372

Income from non-core operations	154	786

Corporate expenses	(2,471)	(2,688)

SEC investigation professional fees	(293)	(45)

Impairment and other charges (recoveries)	—	(289)

Consolidated income from operations	$850	$1,714

The following table shows the impact of the SEC investigation professional fees, gains from the sales of business units, and impairment and other charges (recoveries) on the Company’s net income (in thousands) in the third quarters of fiscal 2002 and 2001:

	Three Months Ended
	January 31,

	2002	2001
Income before income taxes	$573	$828

Add: Impairment and other charges (recoveries)	—	(289)

SEC investigation professional fees	293	45

Less: Gain on sales of business units	75	—

Adjusted pre tax income	791	584

Income tax expense	312	231

Adjusted net income	$479	$353

As shown in the table, excluding these extraordinary items, the Company’s net income increased 36% to $479,000 in the third quarter of fiscal 2002 from $353,000 in the third quarter of fiscal 2001.

Corporate Costs. Corporate costs increased to $2.8 million in the third quarter of fiscal 2002 from $2.7 million in the third quarter of fiscal 2001. Corporate costs excluding SEC investigation professional fees decreased to $2.5 million in the third quarter of fiscal 2002 from $2.7 million in the third quarter of fiscal 2001 as a result of management’s cost reduction efforts.

Interest Costs. Interest expense decreased to $0.3 million in the third quarter of fiscal 2002 from $1.0 million in the third quarter of fiscal 2001 primarily due to the reduction in the Company’s bank debt and changes in interest rates.

Tax Rate. The effective tax rate for the third quarters of fiscal 2002 and 2001 was 39.5% (the historical effective tax rate).

Comparison of First Nine Months of Fiscal 2002 to First Nine Months of Fiscal 2001

Revenue and Income from Operations. The Company’s consolidated revenue from both core and non-core operations decreased to $81.0 million in the first nine months of fiscal 2002 from $100.2 million in the first nine months of fiscal 2001.

Revenue from core operations was $75.7 million in the first nine months of fiscal 2002 and 2001. Professional staffing revenue increased $0.6 million for the nine months due to an increase in average billing rate. Outsourcing revenue decreased $1.8 million for the nine months. Consulting revenue increased $1.2 million for the nine months as a result of increased billing rates. Excluding impairment and other charges, income from core operations decreased to $11.6 million in the first nine months of fiscal 2002 from $11.8 million in the first nine months of fiscal 2001.

Revenue from non-core operations (including sold business units) decreased to $5.3 million in the first nine months of fiscal 2002 from $24.4 million in the first nine months of fiscal 2001 based on the strategic decisions discussed above. Computer hardware sales and computer equipment leasing revenue decreased a total of $2.4 million for the nine months due to no hardware sales. The sale of the ERP unit effective as of June 1, 2001, resulted in a $15.1 million decrease in revenue for the nine months. Excluding impairment and other charges, income from non-core operations increased to $0.2 million in the first nine months of fiscal 2002 from a loss of $0.8 million in the first nine months of fiscal 2001.

The Company’s average billable headcount decreased 1.2% for the first nine months of fiscal 2002 versus the first nine months of fiscal 2001. Its average billing rate increased 9.4% for the same periods.

Over the last two fiscal years, the Company has reported certain items impacting the comparability of its financial results. These items include professional fees relating to the ongoing SEC investigation, gains from the sales of business units, and impairment and other charges (recoveries). The Company believes that excluding these extraordinary items presents a more comparative picture of the financial performance of the Company during the first nine months of fiscal 2002 and 2001.

The following table summarizes the components of the Company’s consolidated income (loss) from operations (in thousands) in the first nine months of fiscal 2002 and 2001. The SEC investigation professional fees have been excluded from corporate expenses and the impairment and other charges have been excluded from core operations and non-core operations to provide a more comparable presentation.

	Nine Months Ended
	January 31,

	2002	2001
Income (loss) from operations reconciliation:

Income from core operations	$11,621	$11,808

Income from non-core operations	165	(738)

Corporate expenses	(7,672)	(8,349)

SEC investigation professional fees	(684)	(894)

Impairment and other charges	—	38,378

Consolidated income (loss) from operations	$3,430	$(36,551)

The following table shows the impact of the SEC investigation professional fees, gains from the sales of business units, and impairment and other charges on the Company’s net income (in thousands) in the first nine months of fiscal 2002 and 2001:

	Nine Months Ended
	January 31,

	2002	2001
Income (loss) before income taxes	$2,448	$(38,238)

Add: Impairment and other charges	—	38,378

SEC investigation professional fees	684	894

Less: Gain on sales of business units	396	1,385

Adjusted pre tax income (loss)	2,736	(351)

Income tax expense (benefit)	1,081	(139)

Adjusted net income (loss)	$1,655	$(212)

As shown in the table, excluding these extraordinary items, the Company’s net income increased to $1.7 million in the first nine months of fiscal 2002 from a net loss of $0.2 million in the first nine months of fiscal 2001.

Corporate Costs. Corporate costs decreased to $8.4 million in the first nine months of fiscal 2002 from $9.2 million in the first nine months of fiscal 2001 as a result of management’s cost reduction efforts. Corporate costs excluding SEC investigation professional fees decreased to $7.7 million in the first nine months of fiscal 2002 from $8.3 million in the first nine months of fiscal 2001 for the same reason.

Interest Costs. Interest expense decreased to $1.4 million in the first nine months of fiscal 2002 from $3.1 million in the first nine months of fiscal 2001 primarily due to the reduction in the Company’s bank debt and changes in interest rates.

Tax Rate. The effective tax rates for first nine months of fiscal 2002 and 2001 were 39.5% (the historical effective tax rate) and 14.5% (the historical effective tax rate less a valuation reserve of approximately $6.0 million), respectively.

Reliance Upon Significant Customers

For the first nine months of fiscal 2002, the Company’s five largest revenue-generating customers accounted for 54% of its revenue from core operations, a decrease from 56% for the first nine months of fiscal 2001. In the first nine months of fiscal 2002, the following customers accounted for 10% or more of the Company’s revenue from core operations: State of Tennessee (16%), State of Kentucky (13%), and Honeywell Inc. (12%). In the core operation of outsourcing, one customer accounted for 82% of outsourcing revenue for the first nine months of fiscal 2002, a decrease from 88% of outsourcing revenue for the first nine months of fiscal 2001.

Liquidity and Capital Resources

Debt. On July 27, 2001, the Company obtained a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan and a $10.0 million term loan (the “primary term loan”). The Company used $15.8 million from the new credit facility to retire its short-term debt with one lender and $1.0 million to refinance its short-term debt with another lender into a three-year, $4.0 million term loan (the “secondary term loan”). The credit facility contains various financial covenants based on monthly operating results and capital expenditures. The availability under the revolving loan is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable.

The revolving loan bears interest at prime plus a margin (1.25%), and the primary term loan bears interest at prime plus a margin (2.75%). At April 30, 2002, if the Company has achieved certain financial covenants, the aforementioned interest margins will be reduced to 1.0% and 2.25% on the revolving loan and the primary term loan, respectively. The primary term loan is being amortized at the rate of $350,000 of principal plus accrued interest per month. At April 30, 2002, the required primary term loan amortization will be reduced to $275,000 of principal plus accrued interest per month if certain financial covenants are met. At January 31, 2002, $6.8 million and $7.9 million were outstanding on the revolving loan and the primary term loan, respectively.

The secondary term loan bears interest at prime plus a margin (2.0%). The secondary term loan is being amortized at the rate of $70,000 of principal plus accrued interest per month. Additionally, since the Company achieved certain financial covenants during the first nine months of fiscal 2002, the primary lender advanced the Company $1.0 million to repay part of the secondary term loan. At January 31, 2002, $2.6 million was outstanding on the secondary term loan.

The Company has $5.4 million in non-recourse debt that is paid through the Company’s $5.3 million investment in computer equipment leasing activities. Of the non-recourse debt, $3.7 million is classified as current and will be paid by $4.4 million from the current portion of the leases.

The Company repaid $2.3 million and $6.1 million in debt during the third quarters of fiscal 2002 and 2001, respectively. The Company repaid $18.5 million and $23.9 million in debt during the first nine months of fiscal 2002 and 2001, respectively. At January 31, 2002, the Company had approximately $2.1 million in available borrowing capacity under the revolving loan.

Capital Expenditures. The Company’s capital expenditures primarily relate to computer equipment purchases for use by the Company’s professionals or to use in outsourcing contracts. In the first nine months of fiscal 2002, the Company had approximately $0.2 million in capital expenditures, a decrease from approximately $1.3 million in capital expenditures in the first nine months of fiscal 2001. The Company does not expect to incur substantial capital expenditures during the remainder of fiscal 2002.

Dispositions of Non-Core Operations. On May 2, 2000, Technology Management Resources, Inc., a wholly-owned subsidiary of the Company, sold substantially all its assets for $9.7 million in cash plus the assumption of $0.3 million of liabilities. The Company used $8.9 million of the sale proceeds to reduce its debt and $0.8 million for working capital.

On November 30, 2000, Proven Technology, Inc., a wholly-owned subsidiary of the Company engaged in the non-core operation of computer hardware sales, sold substantially all its assets in exchange for 50,000 shares of the Company’s common stock which are now held as treasury shares.

On November 30, 2000, Partners Resources Inc., a wholly-owned subsidiary of the Company, sold substantially all the assets of its Global Services business unit, which was engaged in the non-core operation of computer hardware sales, in exchange for 10,000 shares of the Company’s common stock which are now held as treasury shares.

On June 20, 2001, Partners Resources Inc. sold substantially all the assets of its Enterprise Resource Planning (“ERP”) business unit for $10.5 million in cash. The Company used $8.5 million of the sale proceeds to reduce its debt and $2.0 million for working capital and to pay expenses related to the transaction.

Working Capital. At January 31, 2002, the Company had working capital of $8.3 million (including $0.3 million in cash and cash equivalents), a $17.6 million increase from the working capital deficit of $9.3 million at January 31, 2001. The Company generated net cash from operating activities of $7.1 million and $8.4 million in the first nine months of fiscal 2002 and 2001, respectively. The decrease in net cash provided by operating activities for the nine months was mainly attributable to income tax refunds received in fiscal 2001.

Future Liquidity Requirements. Although it is difficult to predict the Company’s future liquidity requirements, the Company believes that its current cash and cash equivalents, anticipated cash flows from operations, and available borrowings under its credit facility will be sufficient for the foreseeable future to fund the Company’s working capital requirements and operations, make required payments of principal and interest on its debt, and permit anticipated capital expenditures.

Related-Party Transactions

On July 16, 2001, the Company agreed to loan up to $192,000 to T. Scott Cobb, the President and Chief Executive Officer and a director of the Company (the “First Loan”). The First Loan bears interest at prime and originally had a maturity date of April 30, 2002. On January 18, 2002, the Company and Mr. Cobb modified the First Loan by (a) increasing the maximum principal amount by $121,755 to a total of $313,755 and (b) extending the maturity date by four months to August 31, 2002, subject to the requirement that Mr. Cobb prepay the First Loan in certain circumstances. The proceeds of the First Loan are to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank.

On January 18, 2002, the Company loaned an additional $500,000 to Mr. Cobb (the “Second Loan”). The Second Loan bears interest at prime, has a maturity date of January 31, 2002, and is secured by a pledge by Mr. Cobb to the Company of 1,502, 203 shares of the Company’s common stock owned by Mr. Cobb. The proceeds of the Second Loan are to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank.

Significant Accounting Policies

Long-Lived Assets. Goodwill represents the excess of the cost of businesses acquired using the purchase method of accounting over the fair value of the net identifiable assets at the date of acquisition and is being amortized using the straight line method over periods ranging from 3 to 30 years.

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

Revenue Recognition. The Company recognizes revenues as professional services are performed.

The Company’s contracts with customers are in three forms: 1) time and materials, 2) fixed monthly fee, and 3) fixed fee for an engagement. The majority of the Company’s revenue is billed on a time and materials basis. At the beginning of each month, the Company bills for actual hours performed the prior month. Some time and materials contracts contain a cap on hours to be worked in which case the hours are monitored in order to not exceed the cap. Less than 25 percent of the Company’s revenue is performed for a fixed monthly fee basis.

In instances where the Company accepts an engagement on a fixed fee basis, the Company records revenue on a percentage of completion basis. Each month the project leader of the engagement submits to accounting the percentage the project is complete. Based upon the difference in the percentage between the prior month and the current month, the Company records revenue. The Company’s agreement with the client calls for billing of fees at specified increments not directly related to the costs incurred.

The Company records deferred revenue for payments received from certain customers on service contracts prior to the performance of services required under the service contract. Estimated losses are recorded when identified.

Income Taxes. The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A deferred tax asset valuation allowance is recorded when the realization of deferred tax assets is not assessed as more likely than not.

Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of the Company’s $17.4 million in outstanding recourse debt at January 31, 2002, relates to credit facilities with commercial lenders. Interest on the outstanding balances is charged based on a variable rate related to the prime rate. The rate is incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of approximately $174,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from the amounts outstanding at January 31, 2002. The Company does not have any derivative financial instruments outstanding.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2001, the Company and the individual defendants in the consolidated lawsuit filed on behalf of the Company’s shareholders in April 2000 have reached an agreement with the lead plaintiffs to settle the lawsuit. Under the terms of the settlement, the Company agreed to pay $2.1 million into a settlement fund to be administered under the supervision of the district court for the benefit of the plaintiff class. The settlement payment will be made by the Company’s insurer. The district court preliminarily approved the settlement on December 7, 2001. The consummation of the settlement is subject to certain conditions, including the approval of the fairness of the settlement by the district court after a final settlement hearing which is scheduled for March 15, 2002. In reaching the settlement, the Company and the individual defendants have denied and continue to deny each and every claim of alleged violations of law made by the plaintiffs in the lawsuit.

As previously disclosed in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2001, the SEC is conducting an investigation of the Company’s past accounting and financial reporting practices. In response to a preliminary notice of proposed charges received from the SEC staff, the Company has held discussions with the SEC staff with a view to resolving the investigation on a basis that would be acceptable to the Company and would avoid or mitigate any potential injury to its business. There can be no assurance, however, that the Company will succeed in these efforts.

Item 6. Exhibits and Reports on Form 8-K

         (a)         Exhibits

         The exhibits listed in the Exhibit Index following the signature page hereof are filed as part of this report or are incorporated herein by reference.

         (b)         Reports on Form 8-K

         None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2002	SCB COMPUTER TECHNOLOGY, INC.

By: /s/ Michael J. Boling Michael J. Boling Executive Vice President, Chief Financial Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
11	Computation of earnings per share (included in Note 2 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).