Form 10-Q/A
period 2002-01-31
SCB COMPUTER TECHNOLOGY INC
filed 2002-03-15
CIK 1005268

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

On March 14, 2002, an early draft of SCB Computer Technology, Inc.’s Form 10-Q for the quarter ended January 31, 2002 was filed. The draft that was filed excluded one addition to Item 2—Managements discussion and analysis, and an incorrect date in note 6 to the financial statements.

On March 2, 2002, the Job Creation and Worker Assistance Act of 2002 was signed into law. Contained in that New law is an income tax provision providing for a five year carryback of 2001 operating losses that will improve the Company’s liquidity in the near future. A paragraph describing the tax provision and financial impact was added to the liquidity section of Item 2—managements discussion and analysis.

The incorrect date the filed draft included an approval date (i.e. January 18, 2002) versus the closing date (i.e. February 15, 2002). The correct date was included in the 10-Q/A.

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

6 — RELATED-PARTY TRANSACTIONS

On July 16, 2001, the Company agreed to loan up to $192,000 to T. Scott Cobb, the President and Chief Executive Officer and a director of the Company (the “First Loan”). The First Loan bears interest at prime and originally had a maturity date of April 30, 2002. On January 18, 2002, the Company and Mr. Cobb modified the First Loan by (a) increasing the maximum available principal amount by $121,755 to a total of $313,755 and (b) extending the maturity date by four months to August 31, 2002, subject to the requirement that Mr. Cobb prepay the First Loan in certain circumstances. The proceeds of the First Loan are to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank.

On February 15, 2002, the Company loaned an additional $500,000 to Mr. Cobb (the “Second Loan”). The Second Loan bears interest at prime, has a maturity date of January 31, 2003, and is secured by a pledge by Mr. Cobb to the Company of 1,502,203 shares of the Company’s common stock owned by Mr. Cobb. The proceeds of the Second Loan are to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank.

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

Due to tax legislation inacted subsequent to January 31, 2002, the Company anticipates receiving approximately $2.3 million of additional income tax refunds from net operating loss carrybacks. The recently inacted tax legislation could materially decrease the Company‘s income tax expense for the remainder of fiscal year 2002.

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

Related-Party Transactions

On July 16, 2001, the Company agreed to loan up to $192,000 to T. Scott Cobb, the President and Chief Executive Officer and a director of the Company (the “First Loan”). The First Loan bears interest at prime and originally had a maturity date of April 30, 2002. On January 18, 2002, the Company and Mr. Cobb modified the First Loan by (a) increasing the maximum available principal amount by $121,755 to a total of $313,755 and (b) extending the maturity date by four months to August 31, 2002, subject to the requirement that Mr. Cobb prepay the First Loan in certain circumstances. The proceeds of the First Loan are to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank.

On February 15, 2002, the Company loaned an additional $500,000 to Mr. Cobb (the “Second Loan”). The Second Loan bears interest at prime, has a maturity date of January 31, 2003, and is secured by a pledge by Mr. Cobb to the Company of 1,502, 203 shares of the Company’s common stock owned by Mr. Cobb. The proceeds of the Second Loan are to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank.

Accounting Policies

The following accounting policies could have the most significant impact on the Company‘s operations from period to period.

Long-Lived Assets. The Company monitors events and changes in circumstances that could indicate the carrying amount of long-lived and intangible assets may not be recoverable. These events or changes may include a significant decrease in cash flow, a significant decrease in earnings or a significant adverse change in legal factors among other items. When events or changes in circumstances are present that indicate the carrying amount of long-lived assets may not be recoverable, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows after related interest charges. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to reduce the carrying value of such assets to their fair values.

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