Form 10-K
period 2002-04-30
SCB COMPUTER TECHNOLOGY INC
filed 2002-07-26
CIK 1005268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-27694

SCB COMPUTER TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1201561 (IRS Employer Identification No.)

3800 Forest Hill-Irene Road, Suite 100, Memphis, Tennessee (Address of principal executive offices)	38125 (Zip code)

Registrant’s telephone number, including area code:
(901) 754-6577

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     The aggregate market value of the shares of common stock held by non-affiliates of the registrant at June 30, 2002, based on the closing sale price of $0.87 per share as reported on the OTC Bulletin Board, was approximately $12,746,419.

     At June 30, 2002, there were 24,985,324 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part II of Form 10-K is incorporated herein by reference from the registrant’s 2002 annual report to shareholders. The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for its 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended April 30, 2002.

SCB COMPUTER TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements. All statements made in this report, other than statements of historical fact, are forward-looking statements. They usually include, without limitation, the words “believes”, “anticipates”, “expects”, “estimates”, “projects”, “intends”, “plans”, “hopes”, “future” and words of similar phrasing and meaning. Forward-looking statements reflect management’s current assumptions, beliefs, and expectations and express management’s views of future performance and trends.

     Forward-looking statements are subject to a number of risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical or anticipated results. These factors include, but are not limited to, the potential for the Company’s business relationships with its significant customers to change or deteriorate; the potential early termination of the Company’s IT service contracts without penalty; the potential for the Company’s customers to reduce their IT services outsourcing; the Company’s potential liability to its customers in connection with the provision of IT services; the Company’s potential inability to attract, develop and retain qualified IT employees; potential changes in the utilization and productivity rates of the Company’s IT employees; the Company’s dependence on key management personnel; the types and mix of IT services that the Company performs during any particular period; potential changes in the Company’s gross profit due to a variety of factors, including increased wage and benefit costs that are not offset by billed rate increases; the Company’s potential inability to finance, sustain and manage growth; the Company’s potential inability to develop or acquire additional IT service offerings; the Company’s potential inability to effectively identify, integrate and manage acquired businesses; the potential effects of competition; the potential outcome of litigation and investigations involving the Company; the Company’s decision to focus on its core competencies of IT outsourcing, consulting and professional staffing; and potential deterioration in the condition of the U.S. economy and the IT services industry.

     The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events occurring or circumstances existing after the date hereof or otherwise.

PART   I

Item 1.   Business

General

     SCB Computer Technology, Inc. (the “Company”) is a leading provider of information technology (“IT”) management and technical services to state and local governments and commercial enterprises. The Company’s services consist of (1) consulting, which entails the evaluation, design and re-engineering of computer systems, management, quality assurance and technical directions for IT projects, network planning and implementation, and functional expertise and training; (2) outsourcing, which involves system development and integration, maintenance, data center management, help desk and technical services; and (3) professional staffing, which includes providing skilled IT staff on an as-needed basis.

     The Company was founded as a partnership in 1976 and was incorporated under the laws of the State of Tennessee in 1984. The Company’s principal executive offices are located at 3800 Forest Hill-Irene Road, Suite 100, Memphis, Tennessee 38125, and its telephone number at that address is (901) 754-6577. The Company also can be contacted on the Internet at http://www.scb.com.

Business Development

     In fiscal 2002, the Company’s performance reflected the dramatic change in its strategic direction that occurred in fiscal 2001. In fiscal 2001, management re-evaluated the Company’s strategic direction and concluded that while the acquisition and diversification strategy followed by the Company since fiscal 1997 had grown revenues at a robust rate, the Company’s net income had declined over the same period. Accordingly, management changed the Company’s business development strategy to focus on its historical core competencies of providing IT consulting, outsourcing, and professional staffing services (the “core operations”). In addition, beginning in fiscal 2001 and continuing through fiscal 2002, the Company disposed of several underperforming business units. These non-core business units were engaged in specialized policy consulting, computer hardware and specialty software sales, enterprise resource planning, and computer equipment leasing (the “non-core operations”).

Disposition of Non-Core Operations

     The Company began disposing of its non-core operations beginning in fiscal 2001 and continuing through fiscal 2002.

     On May 2, 2000, the Company sold substantially all the assets of its Technology Management Resources business unit, which was engaged in specialized policy consulting, for $9.7 million in cash plus the assumption of certain related liabilities. The Company used $8.9 million of the sale proceeds to reduce its debt and $0.8 million for working capital.

     On November 30, 2000, the Company sold substantially all the assets of its Proven Technology business unit, which was engaged in computer hardware sales, for 50,000 shares of the Company’s common stock plus the assumption of certain related liabilities.

     On November 30, 2000, the Company sold substantially all the assets of its Global Services business unit, which was engaged in computer hardware sales, for 10,000 shares of the Company’s common stock.

     On June 20, 2001, the Company sold substantially all the assets of its Enterprise Resource Planning business unit for $9.1 million in cash plus the assumption of certain related liabilities. The Company used $8.5 million of the sale proceeds to reduce its debt and $0.6 million for working capital and to pay expenses related to the transaction.

     On February 28, 2002, the Company sold substantially all the assets of its Delta Software business unit, which was engaged in specialty software sales, for the assumption of certain related liabilities.

     On April 1, 2002, the Company sold certain assets relating to its Partners Capital Group business unit, which was engaged in computer equipment leasing, for $60,000 in cash plus the assumption of certain related liabilities, including $4.6 million of non-recourse debt.

Services

     Consulting

     The objective of the Company’s consulting services engagements is to use proven techniques to assist customers in evaluating and redesigning IT operations to achieve improvements in IT cost, quality and efficiency. The Company’s consultants frequently employ state-of-the-art information engineering methodologies and processes to assist customers in migrating from centralized mainframe systems to open client/server and other network architectures. General IT consulting services typically are designed to evaluate all phases of customers’ projects, from front-end needs assessment surveys to detailed design and implementation of appropriate systems. These services include:

•	performing an IT “wellness” test on a customer’s existing IT systems to determine whether the overall management information systems (“MIS”) function is performing to optimal management and technical specifications.

•	developing an information systems plan (“ISP”) that identifies a customer’s strategic organizational objectives, recommends an IT infrastructure (either firm-wide or by business unit), and establishes a timeline and prioritizes tasks for accomplishing the ISP.

•	forecasting a customer’s expected returns or cost savings on a particular technology investment.

•	creating IT project specifications that can be submitted for bids.

•	designing and implementing hardware, networks, operating systems, and database infrastructures as well as integrating software applications with these infrastructures.

•	networking and telecommunications solutions such as network services (LAN/WAN design and engineering), staffing of help desk centers, project management of larger network related projects, remote network monitoring and management, development and implementation of disaster recovery solutions, and training.

     The Company’s consulting services are delivered by professionals who are specialists in providing complete systems development lifecycle consulting and who have extensive experience working with relational database, networking, client/server, and related technologies. The Company’s consultants also have the business acumen necessary to understand customers’ IT systems’ support needs.

     The Company’s consulting service contracts are typically for short periods of time and specify the discrete tasks to be performed. The Company’s consulting fees are negotiated on a case-by-case basis, depend on the size of the project and the skills required, and range from billing at hourly rates to fixed-price engagements.

     Outsourcing

     The Company believes that the outsourcing of IT systems management and operations is growing primarily because outsourcing often allows large organizations to add expertise and improve end-user service in their IT operations at a reduced cost. Because of the emerging hardware and software technologies and the demands by end-users for more memory, speed and flexibility, many large organizations have been forced to selectively deploy their IT assets and personnel. Many of the Company’s customers have elected to focus their internal staffs on the emerging technologies and, therefore, have engaged the Company to maintain and enhance their legacy systems in connection with the development and operation of newer systems. The Company believes that these developments will increase the need to outsource IT services.

     The Company’s outsourcing services are designed to support a wide range of legacy and client/server systems and include network design and management, systems support and maintenance, programming and application software development, client/server and other network maintenance, data center management, customer staff training, and help desk services. Under the general direction of the customer, the Company assumes full and ongoing management and technical responsibility for the installation or operation of a customer’s systems on a long-term basis, both at the customer’s business site and at the Company’s sites. Outsourcing services sometimes involve substantial up-front expenditures to purchase equipment, hire personnel, and operate the IT systems on behalf of the customers.

     Outsourcing contracts tend to be for longer terms and to produce more revenue per contract than consulting or professional staffing contracts. Outsourcing contracts are expressed in terms of fixed prices for defined services or hourly rates. In general, the Company determines its prices based on the salaries and overhead costs of professionals assigned to a project plus a margin designed to cover other expenses and provide a profit. The Company also provides outsourcing services on a fixed-price basis to some customers when the Company has a well defined understanding of the services to be delivered or extensive knowledge of the customer’s business.

     Professional Staffing

     The Company provides the services of highly skilled professional IT personnel at customers’ facilities on an as-needed basis. These services are provided primarily to customers who desire the flexibility to supplement internal staff with people having particular skill sets or to eliminate the need to recruit, hire and train technical employees whose skills may not be needed between projects. The Company’s objectives in providing professional staffing services include developing an understanding of the customer’s business and IT systems needs and positioning the Company to provide consulting and outsourcing services if the need arises. Professional staffing engagements range from short-term discrete projects to long-term support arrangements.

Markets and Customers

     The Company performs IT services for customers in two distinct markets: state and local governments, and commercial enterprises. In fiscal 2002, approximately 58% of the Company’s revenue was attributable to state and local governments, an increase from 48% and 38% in fiscal 2001 and 2000, respectively, while commercial enterprises accounted for 42% of the Company’s revenue, a decrease from 52% and 62% in fiscal 2001 and 2000, respectively. The Company believes that it is a leading provider of IT services to state and local governments in the United States of America. This strong presence in the state and local government market creates a competitive advantage and market differentiator for the Company.

     The Company currently provides IT services for over 150 customers. Most of the Company’s customers are large organizations for which the Company delivers services to a number of business units or agencies. The Company earns a significant portion of its revenue from relatively few customers. In fiscal 2002, the Company’s five largest revenue-generating customers accounted for 52% of its revenue, an increase from 44% in fiscal 2001. In fiscal 2002, the following customers accounted for 10% or more of the Company’s revenue: State of Tennessee (15%), State of Kentucky (13%), and Honeywell International Inc. (11%). One customer, Honeywell International Inc., accounted for 86% of the Company’s revenue from outsourcing operations, an increase from 47% in fiscal 2001.

     Generally, the Company’s contracts with its customers are, in accordance with industry practice, cancelable on short notice and without penalty (except with respect to the Company’s larger outsourcing contracts), provide for monthly payment of fees, and establish other basic terms such as the hourly billing rates for each type of Company professional who performs work pursuant to the contract. Some contracts specifically define the services to be performed pursuant to the contract, while other contracts, particularly professional staffing contracts, merely establish the basic parameters of the work (i.e., the system to be evaluated, designed or maintained) and require that additional work orders be submitted for services to be performed. The Company is the exclusive service provider under certain contracts, while other contracts, particularly professional staffing contracts, specifically allow the customer to engage other vendors for the projects covered by the contract.

Marketing and Sales

     The Company markets its services through senior management and a sales staff of 29 people. The Company currently has personnel located at sales offices in 19 cities. Relationships with the Company’s larger clients and key government personnel are maintained and fostered by at least one of the Company’s executive officers. The Company believes that its senior management’s hands-on involvement with major clients is a significant competitive advantage.

     Account managers market the Company’s services and serve as the primary contacts in maintaining client relationships. Accordingly, account managers learn the basic aspects of a client’s business in order to identify opportunities for providing additional IT services to the client. Account managers are paid a salary plus commissions based on the revenues associated with client relationships under their supervision. In general, account managers are not IT technicians. They are, however, supported by Company technical personnel in their marketing and sales efforts.

Personnel and Recruiting

     The Company’s current headcount, including employees and independent subcontractors, is approximately 814 persons consisting of 708 technicians, 29 salespersons, 25 recruiters, 4 executives, and 48 other administrative personnel. Approximately 9% of the Company’s headcount consists of independent subcontractors. The Company competes for personnel with in-house MIS departments and other IT services firms. In general, the Company seeks to hire professionals who have substantial experience either with an in-house MIS department or another IT services firm. The Company recruits worldwide by soliciting resumes generated by advertisements in trade journals and major city newspapers. Employee referrals are another major source of recruiting leads. In addition, the Company’s web site on the Internet (www.scb.com) is used for recruiting. Most of the Company’s recruiters have technical or IT sales backgrounds and understand the skill sets needed for the project for which they are recruiting.

Competition

     The Company believes that its principal competitors, categorized according to the services performed, are as follows: (1) consulting – International Business Machines Corporation (“IBM”), CACI International, Inc., Affiliated Computer Services, Inc., Tier Technologies, Inc., Accenture Ltd, Computer Horizons Corporation, and Electronic Data Systems Corporation (“EDS”); (2) outsourcing – IBM, EDS, Perot Systems Corporation, Computer Sciences Corporation, Affiliated Computer Services, Inc., American Management Systems, Inc., and Accenture Ltd; and (3) professional staffing – Computer Task Group, Inc., Computer Horizons Corporation, Keane, Inc., and Analysts International Corp.

     The Company believes that the principal competitive factors in the IT services industry are (1) responsiveness to clients’ needs and speed in delivering IT solutions; (2) effectiveness of delivered solutions as measured through cost reductions and improvements in price/performance ratios; (3) output per employee as reflected in utilization rates; (4) quality of service; (5) price; and (6) technical expertise. The Company believes that its ability to estimate costs accurately, particularly for existing clients, and its lower labor costs, which are a function, in part, of higher than industry average utilization rates, cause it to be a lower cost provider than many of its competitors, which is especially critical in a competitive bid environment.

     The Company also competes for the hiring and retention of management and other professional personnel. See “Business – Personnel and Recruiting.” In connection with professional staffing engagements, particularly in situations where the Company is one of a number of approved vendors, the Company competes to provide services based on the relative qualifications of its personnel.

Potential Liability to Customers

     Many of the Company’s engagements involve projects that are critical to the operations of its customers’ businesses and provide benefits that may be difficult to quantify. Any failure in a customer’s system could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes and omissions in rendering its IT services. The Company also maintains general liability insurance coverage, including coverage for errors or omissions. Although the Company believes that the insurance coverage is adequate in scope and amount, there can be no assurance that such coverage will continue to be available on acceptable terms or sufficient to cover one or more large claims. Furthermore, any litigation, regardless of its outcome, could result in substantial costs to the Company, diversion of management’s attention from operations, and negative publicity, any of which could adversely affect the Company’s results of operations and financial condition.

Executive Officers

     The table below sets forth information with respect to the business experience of the Company’s executive officers during at least the past five years.

Name	Age	Position and Term

T. Scott Cobb	65	Mr. Cobb is a co-founder of the Company and has been its Chief Executive Officer and President since 2000. He previously served the Company as Chairman of the Board (1984-1999) and President (1984-1996). Mr. Cobb was a partner in Seltmann, Cobb & Bryant, the Company’s predecessor, from its formation in 1976 to 1984. He is the father of Jeffrey S. Cobb.

Michael J. Boling	55	Mr. Boling has been Executive Vice President and Chief Financial Officer of the Company since 1999 and its Treasurer since 2000. Prior to joining the Company, he was President and Chief Operating Officer of TBN of Tennessee, Inc. (“TBN”), a management company that provides information processing services to affiliated companies in the home health care business, from 1998 to 1999. Mr. Boling was a partner with PricewaterhouseCoopers LLP and its predecessor, Coopers & Lybrand LLP, from 1991 to 1998. He was an accountant with Ernst & Young LLP and its predecessor, Arthur Young & Company, from 1976 to 1991 and became a partner there in 1982.

Jeffrey S. Cobb	40	Mr. Cobb has been Executive Vice President and Chief Operating Officer of Professional Services of the Company since 2000. He previously served the Company as President of the Professional Services Division (1999-2000), Chief Operating Officer (1998-1999), Executive Vice President of Operations (1995-1998), Senior Vice President of Operations and Administration (1992-1995), Director of Projects (1990-1992), and Director of Recruiting (1989-1990). He is the son of T. Scott Cobb.

Steven H. Smith	47	Mr. Smith has been Executive Vice President of State Government Services since 2001. He previously served the Company as Executive Vice President of National Sales (2000-2001), Senior Vice President of Marketing (1995-2000), Senior Vice President of Marketing and Recruiting (1990-1995), Vice President of Sales (1989-1990), and Sales Representative (1986-1989)

Item 2.   Properties

     The Company leases its corporate headquarters building in Memphis, Tennessee, under a lease expiring in June 2009. The Company leases sales offices in Montgomery, Alabama; Phoenix, Arizona; Little Rock, Arkansas; Jacksonville, Florida; Atlanta, Georgia; Indianapolis, Indiana; Jackson, Mississippi; Nashville, Tennessee; and Dallas, Texas.

Item 3.   Legal Proceedings

     In April 2000, a consolidated lawsuit was filed on behalf of the Company’s shareholders against the Company, certain of its current and former directors and officers, and the Company’s former independent auditor. The lawsuit, filed in the United States District Court for the Western District of Tennessee, Memphis Division, arose from the

Company’s restatement of its consolidated financial statements for fiscal 1998 and 1999 and the first three quarters of fiscal 2000. The district court, upon the defendants’ motions, dismissed the lawsuit with prejudice in February 2001. The lead plaintiffs appealed the dismissal order to the United States Court of Appeals for the Sixth Circuit in March 2001. In order to avoid the risks, costs, and distraction of burdensome, protracted litigation, including the pending Sixth Circuit appeal, the Company and the individual defendants, after extensive negotiations, reached an agreement with the lead plaintiffs to settle the lawsuit. Under the terms of the settlement, the Company, through its insurer, paid $2.1 million into a settlement fund to be administered under the supervision of the district court for the benefit of the plaintiff class. In reaching the settlement, the Company and the individual defendants denied and continue to deny each and every claim of alleged violations of law made by the plaintiffs in the lawsuit. The district court preliminarily approved the settlement on December 7, 2001. After conducting a final settlement hearing on March 15, 2002, the district court approved the fairness of the settlement. The 30-day period in which a party with standing to appeal the district court’s approval of the settlement could do so expired on April 15, 2002, without any appeal having been filed. As to the Company and the individual defendants, the case has now been concluded.

     In April 2000, the Securities and Exchange Commission (the “SEC”) commenced an investigation of the Company’s past accounting and financial reporting practices. The SEC investigation arose from the Company’s restatement of its consolidated financial statements for fiscal 1998 and 1999 and the first three quarters of fiscal 2000. Throughout the investigation, the Company has cooperated fully with the SEC by voluntarily providing documents and records, by making its current employees available for interviews or depositions, and by encouraging its former employees to cooperate with the SEC’s investigation. On November 20, 2001, the Company received from the SEC staff a preliminary notice that it had determined that the Company had committed certain civil violations of the Securities Exchange Act of 1934 and the SEC’s rules thereunder. In response to such notice, the Company has held extensive discussions with the SEC staff with a view to resolving the investigation and any resulting enforcement proceeding on a basis that would be acceptable to the Company. As a result of these discussions, the Company has submitted an offer of settlement that would resolve the charges asserted against the Company by the SEC. There can be no assurance that the SEC will accept the Company’s offer of settlement, although management currently is not aware of any reason that the SEC would not do so.

     The Company from time to time is subject to various other claims and lawsuits arising out of its operations in the ordinary course of business. Management believes that the disposition of such other currently pending claims and lawsuits will not have a material adverse affect on the Company’s financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company’s security holders during the fiscal quarter ended April 30, 2002.

PART   II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

     The information set forth under the caption “Market for the Company’s Common Stock” in the Company’s 2002 annual report to shareholders (the “Annual Report”) is incorporated herein by reference in response to this item.

Item 6.   Selected Financial Data

     The information set forth under the caption “Financial Highlights” in the Annual Report is incorporated herein by reference in response to this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference in response to this item.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report is incorporated herein by reference in response to this item.

Item 8.   Financial Statements and Supplementary Data

     The information set forth under the caption “Consolidated Financial Statements” in the Annual Report is incorporated herein by reference in response to this item. The supplementary data is set forth in Schedule II to this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART   III

Item 10.   Directors and Executive Officers of the Registrant

     The information to be presented under the captions “Proposal 1 – Election of Directors” and “Stock Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2002 annual meeting of shareholders (the “Proxy Statement”) and the information set forth under the caption “Item 1. Business – Executive Officers” in this report are incorporated herein by reference in response to this item.

Item 11.   Executive Compensation

     The information to be presented under the captions “Proposal 1 – Election of Directors – How are directors compensated?” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information to be presented under the caption “Stock Ownership – How much common stock do the Company’s management and its largest shareholders own?” in the Proxy Statement is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

     The table below sets forth certain information concerning the Company’s equity compensation plans:

	(a)	(b)	(c)
Number of
	Securities to be		Number of Securities
	Issued upon		Remaining Available for
	Exercise of	Weighted Average	Future Issuance Under
	Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants	Outstanding Options,	(Excluding Securities
Plan Category	and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,614,109	$4.09	2,185,891
Equity compensation plans not approved by security holders	550,000	0.69	—

Total	3,164,109	$3.50	2,185,891

     On December 15, 2000, in connection with the modification of its then existing credit facility, the Company granted to the lender a warrant to purchase 250,000 shares of common stock, at an exercise price of $0.31 per share, at any time during the three-year period beginning on January 1, 2001, and ending on January 1, 2004. On July 23, 2001, in connection with obtaining its currently existing credit facility, the Company granted to the lender and a debt placement agent warrants to purchase 80,000 shares and 220,000 shares, respectively, of common stock, at an exercise price of $1.00 per share, at any time during the three-year period beginning on July 23, 2001, and ending on July 23, 2004.

Item 13.   Certain Relationships and Related Transactions

     The information to be presented under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference in response to this item.

PART   IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

           The financial statements incorporated by reference herein are as follows:

           Consolidated Balance Sheets at April 30, 2002 and 2001
           Consolidated Statements of Operations for the Fiscal Years Ended April 30, 2002, 2001 and 2000
           Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended April 30, 2002, 2001 and 2000
           Consolidated Statements of Cash Flows for the Fiscal Years Ended April 30, 2002, 2001 and 2000
           Notes to Consolidated Financial Statements
           Report of BDO Seidman, LLP, Independent Certified Public Accountants

           2.   Financial Statement Schedules

           The financial statement schedule filed as part of this report is as follows:

           Schedule II — Valuation and Qualifying Accounts
           Report of BDO Seidman, LLP, Independent Certified Public Accountants

          3.   Exhibits

     The exhibits listed in the Exhibit Index following the signature page hereof are filed as part of this report or are incorporated herein by reference.

(b)	Reports on Form 8-K

     On March 22, 2002, the Company filed with the SEC a current report on Form 8-K relating to the issuance of a press release by the Company announcing that it has received final court approval of a settlement of a lawsuit originally filed on behalf of its shareholders in April 2000. See “Item 3. Legal Proceedings” in this report for further information.

     On April 17, 2002, the Company filed with the SEC a current report on Form 8-K relating to the sale of certain assets of the Partners Capital Group business unit, which was engaged in computer equipment leasing. Included in such report are an unaudited pro forma condensed consolidated balance sheet as of January 31, 2002, and unaudited pro forma condensed consolidated statements of operations for the nine months ended January 31, 2002, and the year ended April 30, 2001. See “Item 1. Business – Disposition of Non-Core Operations” in this report for further information.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCB COMPUTER TECHNOLOGY, INC.

	By:	/s/ T. Scott Cobb

T. Scott Cobb President and Chief Executive Officer

Date: July 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack R. Blair	Chairman of the Board	July 26, 2002

Jack R. Blair

/s/ T. Scott Cobb	Director, President and Chief Executive Officer	July 26, 2002
(principal executive officer)
T. Scott Cobb

/s/ Michael J. Boling	Executive Vice President, Chief Financial Officer, and Treasurer	July 26, 2002
(principal financial and accounting officer)
Michael J. Boling

/s/ George E. Cates	Director	July 26, 2002

George E. Cates

/s/ James E. Harwood	Director	July 26, 2002

James E. Harwood

/s/ Robert G. McEniry	Director	July 26, 2002

Robert G. McEniry

SCB COMPUTER TECHNOLOGY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E

		ADDITIONS

	BALANCE AT	CHARGED	CHARGED		BALANCE
	BEGINNING	TO COSTS	TO OTHER		AT END
DESCRIPTION	OF PERIOD	AND EXPENSES	ACCOUNTS	DEDUCTIONS	OF PERIOD

Fiscal Year Ended April 30, 2002
Reserves deducted in the balance sheet from the assets to which they apply
Allowance for losses on:
Accounts Receivable – Trade	$624	$(63)	$—	$(396)	$165
Other Assets — Notes Receivable	1,320	(90)	—	(876)	354

	$1,944	$(153)	$—	$(1,272)	$519

Fiscal Year Ended April 30, 2001
Reserves deducted in the balance sheet from the assets to which they apply
Allowance for losses on:
Accounts Receivable – Trade	$1,519	$1,317	$—	$(2,212)	$624
Other Assets — Notes Receivable	1,000	320	—	—	1,320

	$2,519	$1,637	$—	$(2,212)	$1,944

Fiscal Year Ended April 30, 2000
Reserves deducted in the balance sheet from the assets to which they apply Allowance for losses on:
Accounts Receivable – Trade	$579	$3,024	$—	$(2,084)	$1,519
Other Assets — Notes Receivable	—	1,000	—	—	1,000

	$579	$4,024	$—	$(2,084)	$2,519

S-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders
SCB Computer Technology, Inc.

The audits referred to in our report dated June 14, 2002, relating to the consolidated financial statements of SCB Computer Technology, Inc., which is incorporated in Item 8 of the Form 10-K by reference to the annual report to shareholders for the year ended April 30, 2002, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Memphis, Tennessee June 14, 2002

S-2

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement dated as of April 29, 2000, among MAXIMUS, Inc., the Company, and Technology Management Resources, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated April 29, 2000). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

2.2	Asset Purchase Agreement dated as of June 12, 2001, among Partners Resources Inc., the Company, Partners Capital Group, Charles A. Vermillion, Scott R. Meyer, and OneNeck IT Services, Corporation (incorporated herein by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 20, 2001). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

2.3	Purchase and Sale Agreement dated April 1, 2002, between Partners Capital Group and CTI Gateway, L.L.C. (incorporated herein by reference to Exhibit 2 to the Company’s current report on Form 8-K dated April 1, 2002). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

3.1*	Amended and Restated Charter of the Company (incorporated herein by reference to Exhibit 3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1998), as amended by (1) Articles of Merger of SCB Software Services, Inc., a Tennessee corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on June 28, 2001, (2) Articles of Merger of Proven Technology, Inc., a Tennessee corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on June 28, 2001, (3) Articles of Amendment to Amended and Restated Charter of the Company, filed with the office of the Secretary of State for the State of Tennessee on September 21, 2001, and (4) Articles of Merger of Technology Management Resources, Inc., a Tennessee corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on July 10, 2002 (Items (1), (2) and (3) are incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2001).

3.2	Amended and Restated Bylaws of the Company effective as of December 5, 2001 (incorporated herein by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2001).

4.1	Specimen certificate evidencing the Company’s common stock (incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 33-80707)).

4.2	Article 7 of the Amended and Restated Charter of the Company, as amended (included in Exhibit 3.1 hereto, which is incorporated herein by reference to Exhibit 3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1998).

10.1	Loan and Security Agreement dated as of July 23, 2001, among the Company, SCB Computer Technology of Alabama, Inc., Partners Resources Inc., and Foothill Capital Corporation, as agent and lender. Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request (incorporated herein by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2001).

10.2†	SCB Computer Technology, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-80707)).

EI-1

10.3†	SCB Computer Technology, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement dated September 25, 1998), as amended by (1) Amendment No. 1 to 1997 Stock Incentive Plan dated as of November 3, 1998, (2) Amendment No. 2 to 1997 Stock Incentive Plan dated as of December 14, 1999, and (3) Amendment No. 3 to 1997 Stock Incentive Plan dated as of August 7, 2000 (Items (1), (2) and (3) are incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2000).

10.4*†	Separation and Consulting Agreement dated April 29, 2002, between the Company and Lyle J. Seltmann.

11	Computation of Earnings Per Share (included in Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2002 annual report to shareholders filed as Exhibit 13 hereto).

13*	Portions of the Company’s 2002 annual report to shareholders that are expressly incorporated by reference herein.

21*	Subsidiaries of the Company.

23*	Consent of BDO Seidman, LLP.

*	All or part of this exhibit is filed herewith.

†	This is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit pursuant to Item 14(c) of this report.

EI-2