Form 10-Q
period 2002-07-31
SCB COMPUTER TECHNOLOGY INC
filed 2002-09-16
CIK 1005268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File No. 0-27694
_______________

SCB COMPUTER TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in its Charter)

Tennessee (State or other Jurisdiction of Incorporation or Organization)	62-1201561 (I.R.S. Employer Identification No.)

3800 Forest Hill-Irene Road, Suite 100
Memphis, Tennessee 38125
(Address of Principal Executive Offices)

901-754-6577
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     At September 3, 2002, there were 24,985,324 shares of common stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risks
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX
First Amendment to Loan & Security Agreement

SCB COMPUTER TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

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

     Forward-looking statements are subject to a number of risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical or anticipated results. These factors include, but are not limited to, the potential for the Company’s business relationships with its significant customers to change or deteriorate; the potential early termination of the Company’s IT service contracts without penalty; the potential for the Company’s customers to reduce their IT services outsourcing for various reasons, including state budgetary constraints; the Company’s potential liability to its customers in connection with the provision of IT services; the Company’s potential inability to attract, develop and retain qualified IT employees; potential changes in the utilization and productivity rates of the Company’s IT employees; the Company’s dependence on key management personnel; the types and mix of IT services that the Company performs during any particular period; potential changes in the Company’s gross profit due to a variety of factors, including increased wage and benefit costs that are not offset by billed rate increases; the Company’s potential inability to finance, sustain and manage growth; the Company’s potential inability to develop or acquire additional IT service offerings; the Company’s potential inability to effectively identify, integrate and manage acquired businesses; the potential effects of competition; the potential outcome of litigation and investigations involving the Company; the Company’s decision to focus on its core competencies of IT outsourcing, consulting and professional staffing; and potential deterioration in the condition of the U.S. economy and the IT services industry.

     The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events occurring or circumstances existing after the date hereof or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2002	April 30, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$455	$354
Accounts receivable, net of allowance of $92 and $165, respectively	11,873	14,412
Refundable income taxes	2,347	3,088
Deferred income taxes	1,106	1,106
Other current assets	1,348	1,874

Total current assets	17,129	20,834
Fixed assets:
Furniture, fixtures and equipment	29,587	29,513
Accumulated depreciation	(21,667)	(20,384)

Net	7,920	9,129
Deferred income taxes – long-term	10,041	10,253
Other long-term assets	1,212	1,161

Total assets	$36,302	$41,377

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,598	$1,578
Accrued expenses	4,782	5,990
Current portion of long-term debt	6,600	6,585
Deferred revenue	949	1,066

Total current liabilities	13,929	15,219
Long-term debt	3,933	7,993
Other long-term liabilities	—	50
Shareholders’ equity	18,440	18,115

Total liabilities and shareholders’ equity	$36,302	$41,377

     See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for earnings per share)
(unaudited)

	Three Months Ended July 31,

	2002	2001

Revenue	$21,796	$28,626
Cost of services	16,359	20,989

Gross profit	5,437	7,637
Selling, general and administrative expenses	4,725	6,429

Income from operations	712	1,208
Net interest expense	288	584
Other income	113	419

Income before income taxes	537	1,043
Income tax expense	212	412

Net income	$325	$631

Net income per share — basic	$0.01	$0.03

Net income per share — diluted	$0.01	$0.03

Weighted average number of common shares — basic	24,985	24,985

Weighted average number of common shares — diluted	25,228	25,072

     See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended July 31,

	2002	2001

Operating Activities
Net income	$325	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for bad debts	(72)	19
Depreciation	1,287	2,306
Amortization	60	—
Deferred income taxes	212	450
Gain on sale of assets	—	(346)
Changes in operating assets and liabilities:
Accounts receivable	2,611	1,956
Refundable income taxes	741	(186)
Prepaid expenses and other assets	443	(975)
Accounts payable	19	467
Accrued expenses and other liabilities	(1,375)	(2,528)

Net cash provided by operating activities	4,251	1,794

Investing Activities
Purchases of fixed assets	(105)	(92)
Payments received from leasing activities	—	563
Proceeds from sale of businesses, net of liabilities paid	—	9,420

Net cash provided by (used in) investing activities	(105)	9,891

Financing Activities
Borrowings on long-term debt	—	14,967
Payments on long-term debt	(1,929)	(31,318)
Payments on non-recourse debt	—	(1,212)
Net borrowings (repayments) under revolving loan	(2,116)	6,253

Net cash used in financing activities	(4,045)	(11,310)

Net increase in cash and cash equivalents	101	375
Cash and cash equivalents at beginning of period	354	575

Cash and cash equivalents at end of period	$455	$950

Supplemental Disclosures of Cash Flow
Interest paid	$327	$902
Income taxes paid	$37	$186

     See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of July 31, 2002, and the results of operations and cash flows for the three-month periods ended July 31, 2002 and July 31, 2001. Operating results for the period ended July 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, filed with the Securities and Exchange Commission.

2.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income per share):

	Three Months Ended July 31,

	2002	2001

Numerator:
Net income	$325	$631

Denominator:
Denominator for basic earnings per share – weighted average shares	24,985	24,985
Effect of dilutive securities – employee stock options and warrants	243	87

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	25,228	25,072

Basic earnings per share	$0.01	$0.03

Diluted earnings per share	$0.01	$0.03

3.  LONG-TERM DEBT

     The Company has a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan (the “revolving loan”) and a $10.0 million term loan (the “primary term loan”). The credit facility is secured by substantially all the Company’s assets and contains various financial and other covenants. The Company was in compliance with these loan covenants at July 31, 2002. The Company also has a three-year, $4.0 million term loan with another financial institution (the “secondary term loan”).

     The interest rate on borrowings under the revolving loan originally was prime plus a margin of 1.25%. At July 31, 2002, the effective annual interest rate under the revolving loan was 6.0%. Effective August 1, 2002, the interest rate margin on the revolving loan was reduced to 1.0%, with the effect that as of such date the effective annual interest rate under the revolving loan decreased to 5.75%. At July 31, 2002, $3.5 million was outstanding on the revolving loan. The amount available for borrowing under the revolving loan is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable. At July 31, 2002, $2.2 million was available for borrowing under the revolving loan.

     The interest rate on borrowings under the primary term loan originally was prime plus a margin of 2.75%. At July 31, 2002, the effective annual interest rate under the primary term loan was 7.5%. Effective August 1, 2002, the interest rate margin on the primary term loan was reduced to 2.25%, with the effect that as of such date the effective annual interest rate under the primary term loan decreased to 7.0%. The Company is amortizing the primary term loan at the rate of $350,000 of principal plus accrued interest per month. At July 31, 2002, $4.8 million was outstanding on the primary term loan.

     The interest rate on borrowings under the secondary term loan is prime plus a margin of 2.0%. At July 31, 2002, the effective annual interest rate under the secondary term loan was 6.75%. The Company is amortizing the secondary term loan at the rate of $70,000 of principal plus accrued interest per month. At July 31, 2002, $2.2 million was outstanding on the secondary term loan.

     At July 31, 2002, the Company had $65,116 outstanding under a promissory note that bears interest at 11.0% and is due in fiscal 2004. The loan is secured by computer software.

4.  SEGMENT INFORMATION

     Beginning with the second quarter of fiscal 2001, the Company operated within two business segments as a result of certain strategic business decisions made by management. The two business segments are (1) core operations, which consist of IT outsourcing, consulting, and professional staffing services, and (2) non-core operations, which consist of specialized policy consulting, computer hardware and specialty software sales, enterprise resource planning, and computer equipment leasing. Accordingly, the Company is presenting the following summarized financial information concerning the Company’s operating segments at July 31, 2002 and 2001, and for each of the fiscal quarters then ended (in thousands):

	Three Months Ended July 31,

	2002	2001

Revenue:
Core operations	$21,796	$25,771
Non-core operations (a)	—	2,855
Corporate	—	—

	$21,796	$28,626

Income from operations:
Core operations	$3,177	$3,962
Non-core operations (b)	—	40
Corporate	(2,465)	(2,794)

	$712	$1,208

(a)	Since all non-core operations have been disposed as of April 1, 2002, the Company did not have any non-core operations during the first quarter of fiscal 2003.

(b)	The non-core operations consist of the Enterprise Resource Planning, Delta Software and Partners Capital Group business units that were disposed of on June 20, 2001, February 28, 2002, and April 1, 2002, respectively.

     The following sets forth the assets and liabilities of the non-core operations (in thousands):

	As of July 31,

	2002	2001

Investment in leasing activities	$—	$8,365
Other assets	—	12

Total assets	$—	$8,377

Non-recourse debt	$—	$8,514
Other liabilities	—	217
Retained deficit	—	(354)

Total liabilities and equity	$—	$8,377

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales. Long-term assets consist of goodwill and fixed assets. Corporate services, consisting of general and administrative services, are provided to the segments from a centralized location. In addition, substantially all the sales and recruiting workforce are contained in the core operations segment.

5.  RELATED-PARTY TRANSACTIONS

     On July 16, 2001, the Company agreed to lend up to $192,000 to T. Scott Cobb, the President and Chief Executive Officer and a director of the Company (the “first loan”). The first loan bears interest at prime and originally had a maturity date of April 30, 2002. On January 18, 2002, the Company and Mr. Cobb modified the first loan by increasing the maximum available principal amount to $313,755 and extending the maturity date to August 31, 2002, subject to the requirement that Mr. Cobb prepay the first loan in certain circumstances. The proceeds of the first loan were to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank. At July 31, 2002, the outstanding principal balance of the first loan was $311,480 and the interest accrued thereunder was $8,684. On August 28, 2002, the Company extended the maturity date of the first loan for two months to October 31, 2002, in order to provide Mr. Cobb with sufficient time to repay the first loan in its entirety.

     On February 15, 2002, the Company agreed to lend an additional $500,000 to Mr. Cobb (the “second loan”). The second loan bears interest at prime, had a maturity date of January 31, 2003, and was secured by a pledge by Mr. Cobb to the Company of 1,503,691 shares of the Company’s common stock owned by Mr. Cobb. The proceeds of the second loan were to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank. On June 14, 2002, Mr. Cobb repaid the $500,000 principal balance of the second loan to the Company. At July 31, 2002, the interest accrued under the second loan was $9,125.

     In the first quarter of fiscal 2003, the Company paid IT Resources Solutions.net, Inc. (“ITRS”), a company owned by Kenneth J. Cobb, the son of T. Scott Cobb, $19,500 for marketing management services in the northeastern United States, $7,260 for the lease of an office to house an SCB sales account representative and storage facilities which SCB uses to store furniture and miscellaneous office items from a closed SCB office in New York, and $14,528 for contract labor used on the Company’s projects.

6.  LEGAL PROCEEDINGS

     On August 30, 2002, the Company settled an administrative proceeding brought by the Securities and Exchange Commission (the “SEC”) following an investigation that arose after the Company restated its financial results for periods in its 1998-2000 fiscal years. The SEC investigation was focused on the accounting policies of two Arizona-based companies that the Company acquired in 1997. Following the acquisition, these subsidiaries were operated as a stand-alone division within the Company and had an accounting operation that was separate from that of the rest of the Company. The SEC concluded from its investigation that these subsidiaries improperly accounted for certain transactions, and that their flawed financial results were incorporated into the Company’s consolidated financial statements, thereby rendering the Company’s reported financial results inaccurate. As a result, the SEC found that the Company committed civil violations of the reporting, books and records, and internal controls requirements of the federal securities laws and ordered the Company to cease and desist from any future violations. The Company neither admitted nor denied the SEC’s findings. The SEC did not make a finding of fraud on the Company’s part, and no monetary penalty or other sanction was imposed against the Company beyond the cease-and-desist order. In reaching the settlement, the SEC took into account the Company’s prompt remedial actions and its cooperation in the investigation. The matter is now completely resolved as to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the Company’s condensed consolidated financial statements, including the notes thereto, in this report.

Overview

     The Company is a leading provider of information technology (“IT”) management and technical services to state and local governments and commercial enterprises. The Company’s services consist of (1) consulting, which entails the evaluation, design and re-engineering of computer systems, management, quality assurance and technical directions for IT projects, network planning and implementation, and functional expertise and training; (2) outsourcing, which involves system development and integration, maintenance, data center management, help desk and technical services; and (3) professional staffing, which includes providing skilled IT staff on an as-needed basis.

     The Company’s performance in the first quarter of fiscal 2003 reflects the dramatic change in its strategic direction that occurred in fiscal 2001. The Company’s growth from fiscal 1997 through fiscal 2000 was driven largely through acquisitions, diversification, and attempts at cross-selling services. In fiscal 2001, the Company began to focus its operational, capital, and management resources on its core competencies of providing information technology (“IT”) consulting, outsourcing, and professional staffing services (the “core operations”). In the first quarter of fiscal 2003, the Company’s revenue from core operations, on which the Company’s management intends to focus its future efforts, was $21.8 million. Professional staffing, outsourcing, and consulting accounted for 75%, 15%, and 10%, respectively, of the Company’s revenue from core operations in the first quarter of fiscal 2003.

     Beginning in fiscal 2001 and continuing through fiscal 2002, the Company disposed of several under performing business units. These non-core business units were engaged in specialized policy consulting, computer hardware and specialty software sales, enterprise resource planning, and computer equipment leasing (the “non-core operations”). The Company sold its Technology Management Resources, Proven Technology, and Global Services business units in fiscal 2001 and its Enterprise Resource Planning, Delta Software, and Partners Capital Group business units in fiscal 2002. The Company completed the sale of Partners Capital Group, its last non-core operation, on April 1, 2002, and thus had no revenue from non-core operations in the first quarter of fiscal 2003.

     The Company’s fiscal year extends from May 1 through the following April 30. The Company generally recognizes revenue as services are performed.

Results of Operations

   Comparison of First Quarter of Fiscal 2003 to First Quarter of Fiscal 2002

     Revenue and Income from Operations. The Company’s operations in the first quarter of fiscal 2003 consisted only of core operations, as all non-core operations had been disposed of by April 1, 2002. Overall revenue decreased 24% to $21.8 million in the first quarter of fiscal 2003 from $28.6 million in the first quarter of fiscal 2002. Overall income from operations decreased 41% to $0.7 million in the first quarter of fiscal 2003 from $1.2 million in the first quarter of fiscal 2002.

     Revenue from core operations decreased 15% to $21.8 million in the first quarter of fiscal 2003 from $25.8 million in the first quarter of fiscal 2002. Professional staffing revenue decreased $2.5 million for the quarter due primarily to a 15% decrease in average billable headcount and a three-day work stoppage on the State of Tennessee project resulting from a temporary shutdown of non-essential government services due to state budgetary constraints, which were partially offset by a 3% increase in average billing rate. Revenue from consulting and outsourcing declined $0.9 million and $0.5 million for the quarter, respectively. Income from core operations decreased 20% to $3.2 million in the first quarter of fiscal 2003 from $4.0 million in the first quarter of fiscal 2002.

     Revenue from non-core operations decreased to zero in the first quarter of fiscal 2003 from $2.9 million in the first quarter of fiscal 2002. The revenue from non-core operations in the first quarter of fiscal 2002 consisted of $1.7 million from the Enterprise Resource Planning business unit, which was sold on June 20, 2001; $0.1 million from the Delta Software business unit, which was sold on February 28, 2002; and $1.1 million from the Partners Capital Group business unit, which was sold on April 1, 2002. Since April 1, 2002, the Company has had no non-core operations and thus no revenue or income attributable thereto.

     In the first quarters of fiscal 2003 and 2002, the Company reported certain unusual items that have significantly affected the comparability of its financial results. These items include the professional fees relating to the Company’s recently concluded SEC investigation and the gains on the sales of non-core operations. The Company believes that the exclusion of these unusual items presents a clearer picture of the financial performance of the Company during these periods. The following table shows the impact of the professional fees for the SEC investigation and the gains on the sales of non-core operations on the Company’s net income (in thousands) in the first quarters of fiscal 2003 and 2002:

	Three Months Ended July 31,

	2002	2001

Income before income taxes as reported	$537	$1,043
Add: Professional fees for SEC investigation	65	212
Less: Gain on sales of non-core operations	—	(346)

Adjusted income before income taxes	602	909
Related income tax expense	238	359

Adjusted net income	$364	$550

     As shown in the table, excluding these unusual items, the Company’s adjusted net income decreased 34% to $364,000 in the first quarter of fiscal 2003 from $550,000 in the first quarter of fiscal 2002.

     Corporate Expenses. Corporate expenses decreased 11% to $2.5 million in the first quarter of fiscal 2003 from $2.8 million in the first quarter of fiscal 2002. The decrease in corporate expenses is due principally to management’s cost-reduction efforts, which primarily focused on salaries and travel-related expenses, and reduced professional fees for the SEC investigation.

     Interest Expenses. Net interest expense decreased 51% to $0.3 million in the first quarter of fiscal 2003 from $0.6 million in the first quarter of fiscal 2002 due primarily to the reduction in the Company’s bank debt and a decline in interest rates.

     Tax Rate. The effective tax rate for the first quarters of fiscal 2003 and 2002 was 39.5%.

Reliance Upon Government Contracting and Significant Customers

     The Company performs IT services for customers in two distinct markets: state and local governments, and commercial enterprises. In the first quarters of fiscal 2003 and 2002, approximately 62% and 54%, respectively, of the Company’s revenue was attributable to state and local governments, with the balance being attributable to commercial enterprises. The increase in the percentage of revenue obtained from state and local governments is mainly due to the disposition of the enterprise resource planning business unit, which was highly concentrated in contracts with commercial enterprises, in the first quarter of fiscal 2002. The Company is a leading provider of IT services to state and local governments in the United States of America.

     While the Company currently provides IT services for over 150 clients, it earns a significant portion of its revenue from relatively few customers. The Company’s top five revenue-generating customers in the first quarter of fiscal 2003 accounted for 57% of its revenue, an increase from 48% in the first quarter of fiscal 2002. In the first quarter of fiscal 2003, the following customers accounted for 10% or more of the Company’s revenue: State of Tennessee (17%), State of Kentucky (15%), and Honeywell International Inc. (12%). One customer, Honeywell International Inc., accounted for 81% of the Company’s revenue from outsourcing operations, a decrease from 87%

in the first quarter of fiscal 2002. The foregoing concentrations expose the Company to a greater degree of risk of loss than would be the case with greater diversification. Although the Company from time to time has substantial accounts receivable from its top five clients, the Company has not experienced any significant payment problems from these clients. The Company believes that its length of tenure with and historical renewal rates for its contracts with these top five customers help to reduce the Company’s risk of reliance upon significant customers. A material decrease in the services provided to any of the largest clients, however, would have an adverse impact on the Company’s financial condition and results of operations.

Liquidity and Capital Resources

     Debt. During the first quarter of fiscal 2003, the Company reduced its debt to $10.5 million at July 31, 2002, a 28% decrease from $14.6 million at April 30, 2002, and a 65% decrease from $30.0 million at July 31, 2001. The debt reduction reflects the Company’s ongoing repayment of its funded debt as well as the elimination of the Company’s non-recourse debt associated with the computer leasing business of its former Partners Capital Group business unit in the fourth quarter of fiscal 2002.

     The Company has a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan (the “revolving loan”) and a $10.0 million term loan (the “primary term loan”). The credit facility is secured by substantially all the Company’s assets and contains various financial and other covenants. The Company was in compliance with these loan covenants at July 31, 2002. The Company also has a three-year, $4.0 million term loan with another financial institution (the “secondary term loan”).

     The interest rate on borrowings under the revolving loan originally was prime plus a margin of 1.25%. At July 31, 2002, the effective annual interest rate under the revolving loan was 6.0%. Effective August 1, 2002, the interest rate margin on the revolving loan was reduced to 1.0%, with the effect that as of such date the effective annual interest rate under the revolving loan decreased to 5.75%. At July 31, 2002, $3.5 million was outstanding on the revolving loan. The amount available for borrowing under the revolving loan is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable. At July 31, 2002, $2.2 million was available for borrowing under the revolving loan.

     The interest rate on borrowings under the primary term loan originally was prime plus a margin of 2.75%. At July 31, 2002, the effective annual interest rate under the primary term loan was 7.5%. Effective August 1, 2002, the interest rate margin on the primary term loan was reduced to 2.25%, with the effect that as of such date the effective annual interest rate under the primary term loan decreased to 7.0%. The Company is amortizing the primary term loan at the rate of $350,000 of principal plus accrued interest per month. At July 31, 2002, $4.8 million was outstanding on the primary term loan.

     The interest rate on borrowings under the secondary term loan is prime plus a margin of 2.0%. At July 31, 2002, the effective annual interest rate under the secondary term loan was 6.75%. The Company is amortizing the secondary term loan at the rate of $70,000 of principal plus accrued interest per month. At July 31, 2002, $2.2 million was outstanding on the secondary term loan.

     At July 31, 2002, the Company had $65,116 outstanding under a promissory note that bears interest at 11.0% and is due in fiscal 2004. The loan is secured by computer software.

     Capital Expenditures. The Company’s capital expenditures primarily relate to computer equipment purchases for use by the Company’s professionals and on outsourcing projects. Capital expenditures increased 12% to $105,000 in the first quarter of fiscal 2003 from $92,000 in the first quarter fiscal 2002. The Company does not expect to incur substantial capital expenditures in the remainder of fiscal 2003 except to the extent required for new or revised outsourcing engagements. The Company is currently negotiating the extension of an outsourcing contract, which could result in a significant capital expenditure of $6-11 million during the remainder of fiscal 2003. The Company believes that this potential capital expenditure will be financed through equipment leasing arrangements.

     Dispositions of Non-Core Operations. The Company began disposing of its non-core operations in fiscal 2001 and completed the process in fiscal 2002. The sales of non-core business units that occurred in fiscal 2002 are described below.

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

     Working Capital. At July 31, 2002, the Company had working capital of $3.2 million (including $0.5 million in cash and cash equivalents), a 43% decrease from $5.6 million at April 30, 2002. The decrease in working capital is attributable primarily to the Company’s use of available cash to reduce the outstanding balance of the revolving loan.

     The Company generated net cash from operating activities of $4.3 million in the first quarter of fiscal 2003, a 124% increase from $1.8 million in the first quarter of fiscal 2002. The increase in net cash provided by operating activities was mainly attributable to an increase in payments received for accounts receivable and income tax refunds, which were partially offset by a decrease in accrued expenses.

     Future Liquidity Requirements. Although it is difficult to predict the Company’s future liquidity requirements, the Company believes that its current cash and cash equivalents, anticipated cash flows from operations, and available borrowings under its credit facility will be sufficient for the foreseeable future to fund the Company’s working capital requirements and operations, make required payments of principal and interest on its debt, and permit anticipated capital expenditures. As discussed under “Capital Expenditures,” the Company is currently negotiating an extension to an outsourcing contract, which could result in a significant capital expenditure of $6-11 million during the remainder of fiscal 2003. The Company believes that this potential capital expenditure will be financed through equipment leasing arrangements.

Significant Accounting Policies

     The following accounting policies could have the most significant impact on the Company’s operations from period to period.

     Revenue Recognition. The Company recognizes revenue as professional services are performed. The Company is compensated for its services on either a time and materials, fixed fee per month, or fixed fee per project basis.

     Generally, the Company’s contracts with its top ten clients, in accordance with industry practice, are cancelable on short notice and without penalty (except with respect to the Company’s larger outsourcing contracts), provide for the monthly payment of fees, and establish other basic terms such as the hourly billing rates for each type of Company professional who performs work pursuant to the contract. Some contracts specifically define the services to be performed pursuant to the contract, while other contracts, particularly professional staffing contracts, merely establish the basic parameters of the work (i.e., the system to be evaluated, designed or maintained) and require that additional work orders be submitted for services to be performed. The Company is the exclusive service provider under certain contracts, while other contracts, particularly professional staffing contracts, specifically allow the client to engage other vendors for the projects covered by the contract.

     The majority of the Company’s revenue is billed on a time and materials basis. Some time and materials contracts contain a cap on the number of hours to be worked, in which case the hours are monitored to help prevent exceeding the cap.

     Currently, less than 10% of the Company’s revenue is performed on a fixed fee per project basis. In instances where the Company accepts an engagement on a fixed fee per project basis, the Company records revenue on a percentage of completion basis. The Company’s agreement with the client calls for the billing of fees at specified increments not directly related to the timing of costs incurred. The Company records deferred revenue for payments received from certain customers on service contracts prior to the performance of services required under the service contract. Estimated losses are recorded when identified.

     Income Taxes. The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred tax asset valuation allowance is based primarily on management’s calculations of estimated probable future taxable income over the next several years. Management considers income taxes to be one of the Company’s significant accounting policies because of the estimates and judgment required in predicting probable future taxable income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of the Company’s $10.5 million in outstanding debt at July 31, 2002, relates to credit facilities with commercial lending institutions. Interest on the outstanding balances is charged based on variable rates related to the prime rate. The rates are incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of $105,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from the amounts outstanding at July 31, 2002. The Company does not trade in derivative financial instruments.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

     On August 30, 2002, the Company settled an administrative proceeding brought by the Securities and Exchange Commission (the “SEC”) following an investigation that arose after the Company restated its financial results for periods in its 1998-2000 fiscal years. The SEC investigation was focused on the accounting policies of two Arizona-based companies that the Company acquired in 1997. Following the acquisition, these subsidiaries were operated as a stand-alone division within the Company and had an accounting operation that was separate from that of the rest of the Company. The SEC concluded from its investigation that these subsidiaries improperly accounted for certain transactions, and that their flawed financial results were incorporated into the Company’s consolidated financial statements, thereby rendering the Company’s reported financial results inaccurate. As a result, the SEC found that the Company committed civil violations of the reporting, books and records, and internal controls requirements of the federal securities laws and ordered the Company to cease and desist from any future violations. The Company neither admitted nor denied the SEC’s findings. The SEC did not make a finding of fraud on the Company’s part, and no monetary penalty or other sanction was imposed against the Company beyond the cease-and-desist order. In reaching the settlement, the SEC took into account the Company’s prompt remedial actions and its cooperation in the investigation. The matter is now completely resolved as to the Company.

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

     The Company did not file any current reports on Form 8-K with the SEC during the fiscal quarter ended July 31, 2002. Subsequent to the end of the quarter, however, the Company has filed two current reports with the SEC. On September 3, 2002, the Company filed a current report disclosing the settlement of the SEC administrative proceeding. See “Item 1. Legal Proceedings” in “Part II – Other Information” of this report for further information on this matter. On September 11, 2002, the Company filed a current report disclosing that its board of directors has approved a stock repurchase program that authorizes the Company to repurchase up to $3 million of common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 16, 2002
SCB COMPUTER TECHNOLOGY, INC

	By:	/s/ Michael J. Boling

Michael J. Boling Executive Vice President, Chief Financial Officer, and Treasurer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, T. Scott Cobb, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SCB Computer Technology, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
	By:	/s/ T. Scott Cobb

T. Scott Cobb President and Chief Executive Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I, T. Scott Cobb, certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (1) this quarterly report on Form 10-Q of SCB Computer Technology, Inc. (the “Company”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 16, 2002
	By:	/s/ T. Scott Cobb

T. Scott Cobb President and Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Boling, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SCB Computer Technology, Inc. (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002
	By:	/s/ Michael J. Boling

Michael J. Boling Executive Vice President, Chief Financial Officer, and Treasurer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Boling , certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (1) this quarterly report on Form 10-Q of SCB Computer Technology, Inc. (the “Company”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 16, 2002

	By:	/s/ Michael J. Boling

Michael J. Boling Executive Vice President, Chief Financial Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10*	Loan and Security Agreement dated as of July 23, 2001, among the Company, certain of its subsidiaries, and Foothill Capital Corporation, as agent and lender (incorporated herein by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2001), as amended by First Amendment to Loan and Security Agreement dated as of March 27, 2002, among the parties. Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

11	Computation of earnings per share (included in Note 2 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report)

*	All or part of this exhibit is filed herewith.

EI-1