Form 10-Q
period 2002-10-31
SCB COMPUTER TECHNOLOGY INC
filed 2002-12-13
CIK 1005268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

Commission File No. 0-27694

SCB COMPUTER TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1201561
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3800 Forest Hill-Irene Road, Suite 100
Memphis, Tennessee 38125
(Address of Principal Executive Offices)

901-754-6577
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

     At December 9, 2002, there were 24,506,324 shares of common stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Certification pursuant to and in connection with the Quarterly Reports on Form 10Q to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended
Certification pursuant to and in connection with the Quarterly Reports on Form 10Q to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended
EXHIBIT INDEX
Amended and Restated Charter
Loan and Security Agreement
Employment Agreement with T. Scott Cobb
Section 906 Certification of the CEO
Section 906 Certification of the CFO

SCB COMPUTER TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

Page

Cautionary Note About Forward-Looking Statements	1
Part I – Financial Information
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risks	14
Item 4. Controls and Procedures	14
Part II – Other Information
Item 1. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 6. Exhibits and Reports on Form 8-K	15
Signatures	16
Certifications
Certification pursuant to and in connection with the Quarterly Reports on Form 10Q to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended	17
Certification pursuant to and in connection with the Quarterly Reports on Form 10Q to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended	18
Exhibit Index	EI-1

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31, 2002	April 30, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$784	$354
Accounts receivable, net of allowance of $87 and $165, respectively	11,773	14,412
Refundable income taxes	2,337	3,088
Deferred income taxes	823	1,106
Other current assets	1,291	1,874

Total current assets	17,008	20,834
Fixed assets:
Furniture, fixtures and equipment	29,643	29,513
Accumulated depreciation	(22,920)	(20,384)

Net	6,723	9,129
Deferred income taxes – long-term	9,913	10,253
Other long-term assets	1,158	1,161

Total assets	$34,802	$41,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,114	$1,578
Accrued expenses	4,666	5,990
Current portion of long-term debt	5,141	6,585
Deferred revenue	1,250	1,066

Total current liabilities	12,171	15,219
Long-term debt	3,888	7,993
Other long-term liabilities	—	50
Shareholders’ equity	18,743	18,115

Total liabilities and shareholders’ equity	$34,802	$41,377

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for earnings per share)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	October 31,		October 31,

	2002	2001	2002	2001

Revenue	$21,548	$27,693	$43,344	$56,319
Cost of services	16,102	20,529	32,461	41,518

Gross profit	5,446	7,164	10,883	14,801
Selling, general and administrative expenses	4,177	5,792	8,902	12,221

Income from operations	1,269	1,372	1,981	2,580
Other income (expense)	32	(86)	145	332
Net interest expense	261	453	549	1,037

Income before income taxes	1,040	833	1,577	1,875
Income tax expense	411	329	623	741

Net income	$629	$504	$954	$1,134

Net income per share — basic	$0.03	$0.02	$0.04	$0.05

Net income per share — diluted	$0.03	$0.02	$0.04	$0.05

Weighted average number of common shares — basic	24,741	24,985	24,845	24,985

Weighted average number of common shares — diluted	24,979	25,190	25,118	25,148

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended October 31,

	2002	2001

Operating Activities
Net income	$954	$1,134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for bad debts	(439)	89
Depreciation	2,570	4,536
Deferred income taxes	623	740
Gain on sale of assets	—	(246)
Changes in operating assets and liabilities:
Accounts receivable	2,717	2,096
Refundable income taxes	751	(176)
Prepaid expenses and other assets	947	(320)
Accounts payable	(465)	955
Accrued expenses and other liabilities	(1,190)	(3,449)

Net cash provided by operating activities	6,468	5,359

Investing Activities
Purchases of fixed assets	(164)	(106)
Payments received from leasing activities	—	1,164
Proceeds from sale of businesses, net of liabilities paid	—	9,420

Net cash provided by (used in) investing activities	(164)	10,478

Financing Activities
Borrowings on long-term debt	—	10,000
Payments on long-term debt	(3,202)	(29,416)
Payments on non-recourse debt	—	(2,716)
Net borrowings (repayments) under revolving loan	(2,346)	5,984
Purchases of common stock for treasury	(340)	—
Proceeds from exercise of stock options	14	—

Net cash used in financing activities	(5,874)	(16,148)

Net increase (decrease) in cash and cash equivalents	430	(311)
Cash and cash equivalents at beginning of period	354	575

Cash and cash equivalents at end of period	$784	$264

Supplemental Disclosures of Cash Flow
Interest paid	$591	$1,417
Income taxes paid	$45	$176

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of October 31, 2002, and the results of operations and cash flows for the three and six-month periods ended October 31, 2002 and October 31, 2001. Operating results for the period ended October 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, filed with the Securities and Exchange Commission.

2.     EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income per share):

	Three Months		Six Months
	Ended		Ended
	October 31,		October 31,

	2002	2001	2002	2001

Net income	$629	$504	$954	$1,134

Denominator for basic earnings per share — weighted average shares	24,741	24,985	24,845	24,985

Effect of dilutive securities-stock options	238	205	273	163

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	24,979	25,190	25,118	25,148

Net income per share — basic	$0.03	$0.02	$0.04	$0.05

Net income per share — diluted	$0.03	$0.02	$0.04	$0.05

3.     LONG-TERM DEBT

     The Company has a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan (the “revolving loan”) and a $10.0 million term loan (the “primary term loan”). The credit facility is secured by substantially all the Company’s assets and contains various financial and other covenants to which the Company is subject. The Company was in compliance with these loan covenants at October 31, 2002. The Company also has a three-year, $4.0 million term loan with another financial institution (the “secondary term loan”).

     The interest rate on borrowings under the revolving loan originally is prime plus a margin of 1.0%. At October 31, 2002, the effective annual interest rate under the revolving loan was 5.75%. At October 31, 2002, $3.2 million was outstanding on the revolving loan. The amount available for borrowing under the revolving loan is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable. At October 31, 2002, $4.1 million was available for borrowing under the revolving loan.

     The interest rate on borrowings under the primary term loan is prime plus a margin of 2.25%. At October 31, 2002, the effective annual interest rate under the primary term loan was 7.0%. The Company is amortizing the primary term loan at the rate of $350,000 of principal plus accrued interest per month. At October 31, 2002, $3.8 million was outstanding under the primary term loan.

     The interest rate on borrowings under the secondary term loan is prime plus a margin of 2.0%. At October 31, 2002, the effective annual interest rate under the secondary term loan was 6.75%. The Company is amortizing the secondary term loan at the rate of $70,000 of principal plus accrued interest per month. At October 31, 2002, $2.0 million was outstanding under the secondary term loan.

     At October 31, 2002, the Company had $50,898 outstanding under a promissory note that bears interest at 11.0% and is due in fiscal 2004. The loan is secured by computer software.

4.     SEGMENT INFORMATION

     Beginning with the second quarter of fiscal 2001, the Company operated within two business segments as a result of certain strategic business decisions made by management. The two business segments are (1) core operations, which consist of IT outsourcing, consulting, and professional staffing services, and (2) non-core operations, which consist of specialized policy consulting, computer hardware and specialty software sales, enterprise resource planning, and computer equipment leasing. Accordingly, the Company is presenting the following summarized financial information concerning the Company’s operating segments at October 31, 2002 and 2001, and for each of the fiscal quarters and six month periods then ended (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,

	2002	2001	2002	2001

Revenue:
Core operations	$21,548	$26,515	$43,344	$52,286
Non-core operations (a)	—	1,178	—	4,033
Corporate	—	—	—	—

	$21,548	$27,693	$43,344	$56,319

Income from operations:
Core operations	$3,025	$4,199	$6,203	$8,161
Non-core operations (b)	—	(29)	—	10
Corporate	(1,756)	(2,798)	(4,222)	(5,591)

	$1,269	$1,372	$1,981	$2,580

(a)	Since all non-core operations have been divested as of April 1, 2002, the Company did not have any non-core operations during the first six months of fiscal 2003.

(b)	The non-core operations consist of the Enterprise Resource Planning, Delta Software and Partners Capital Group business units that were disposed of on June 20, 2001, February 28, 2002, and April 1, 2002, respectively.

     The following sets forth the assets and liabilities of the non-core operations (in thousands):

	As of October 31,

	2002	2001

Investment in leasing activities	$—	$6,867
Other assets	—	22

Total assets	$—	$6,889

Non-recourse debt	$—	$7,010
Other liabilities	—	163
Retained deficit	—	(284)

Total liabilities and equity	$—	$6,889

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

5.     STOCK REPURCHASE PROGRAM

     On September 10, 2002, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $3.0 million of common stock. The stock repurchase program authorizes the Company to repurchase shares of its common stock from time to time in the open market and through privately negotiated transactions. The Company will base its decisions to repurchase shares on the prevailing market conditions, the availability of cash to fund the repurchases, and other relevant factors. All repurchases will be conducted in accordance with applicable laws, rules and regulations and the limitations imposed under the Company’s credit facility. Repurchased shares of common stock will be added to the Company’s treasury shares and will be available for future corporate uses. The Company may discontinue the stock repurchase program at any time.

     During the quarter ended October 31, 2002, the Company purchased 509,000 shares of its common stock for a combined cost of $0.3 million. The cost of the shares purchased was recorded as treasury stock, which reduces the amount of total shareholders’ equity.

6.     RELATED-PARTY TRANSACTIONS

     On July 16, 2001, the Company agreed to lend up to $192,000 to T. Scott Cobb, the President and Chief Executive Officer and a director of the Company (the “first loan”). The proceeds of the first loan were to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank. The first loan bears interest at prime and originally had a maturity date of April 30, 2002. On January 18, 2002, the Company and Mr. Cobb modified the first loan by increasing the maximum available principal amount to $313,755 and extending the maturity date to August 31, 2002, subject to the requirement that Mr. Cobb prepay the first loan in certain circumstances. On August 28, 2002, the Company extended the maturity date of the first loan for two months to October 31, 2002, in order to provide Mr. Cobb with sufficient time to repay the first loan in its entirety. On October 31, 2002, Mr. Cobb repaid $300,000 of the principal balance on the first loan to the Company. At October 31, 2002, the outstanding principal balance of the first loan was $11,480 and the interest accrued thereunder was $13,739. On November 6, 2002, Mr. Cobb repaid in full the principal and accrued interest on the first loan.

     On February 15, 2002, the Company agreed to lend an additional $500,000 to Mr. Cobb (the “second loan”). The second loan incurred interest at prime, had a maturity date of January 31, 2003, and was secured by a pledge by Mr. Cobb to the Company of 1,503,691 shares of the Company’s common stock owned by Mr. Cobb. The proceeds of the second loan were to be used by Mr. Cobb to repay his personal indebtedness to a commercial bank. On June 14, 2002, Mr. Cobb repaid the $500,000 principal balance of the second loan to the Company. At October 31, 2002, the interest accrued under the second loan was $7,851. On November 6, 2002, Mr. Cobb repaid in full the accrued interest on the second loan.

     In the second quarter of fiscal 2003, the Company paid IT Resources Solutions.net, Inc. (“ITRS”), a minority owned business, $18,000 for marketing and management services in the northeastern United States, $6,840 for the lease of an office to house an SCB sales account representative and storage facilities which SCB uses to store furniture and miscellaneous office items from a closed SCB office in New York, and $7,560 for contract labor used on the Company’s projects. Kenneth J. Cobb, the son of T. Scott Cobb, is a shareholder of ITRS.

7.     LEGAL PROCEEDINGS

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

Overview

     The Company is a leading provider of information technology (“IT”) management and technical services to state and local governments and commercial enterprises. The Company’s services consist of (1) consulting, which entails the evaluation, design and re-engineering of computer systems, system development and integration, management, quality assurance and technical directions for IT projects, network planning and implementation, and functional expertise and training; (2) outsourcing, which involves systems maintenance, data center management, help desk and technical services; and (3) professional staffing, which includes providing skilled IT staff on an as-needed basis.

     The Company’s performance in the first six months of fiscal 2003 reflects the dramatic change in its strategic direction that occurred in fiscal 2001. The Company’s growth from fiscal 1997 through fiscal 2000 was driven largely through acquisitions, diversification, and attempts at cross-selling services. In fiscal 2001, the Company began to focus its operational, capital, and management resources on its core competencies of providing IT consulting, outsourcing, and professional staffing services (the “core operations”). In the second quarter and the first six months of fiscal 2003, the Company’s revenue from core operations, on which the Company’s management intends to focus its future efforts, was $21.5 million and $43.3 million, respectively. Professional staffing, outsourcing, and consulting accounted for 75%, 14%, and 11%, respectively, of the Company’s revenue from core operations in the second quarter and the first six months of fiscal 2003.

     Beginning in fiscal 2001 and continuing through fiscal 2002, the Company disposed of several under-performing business units. These non-core business units were engaged in specialized policy consulting, computer hardware and specialty software sales, enterprise resource planning, and computer equipment leasing (the “non-core operations”). The Company sold its Technology Management Resources, Proven Technology, and Global Services business units in fiscal 2001 and its Enterprise Resource Planning, Delta Software, and Partners Capital Group business units in fiscal 2002. The Company completed the sale of Partners Capital Group, its last non-core operation, on April 1, 2002, and thus had no revenue from non-core operations in the first six months of fiscal 2003.

     The Company’s fiscal year extends from May 1 through the following April 30. The Company generally recognizes revenue as services are performed.

Results of Operations

     Comparison of Second Quarter of Fiscal 2003 to Second Quarter of Fiscal 2002

     Revenue and Income from Operations. The Company’s operations in the second quarter of fiscal 2003 consisted only of core operations, as all non-core operations had been disposed of by April 1, 2002. Overall revenue decreased 22% to $21.5 million in the second quarter of fiscal 2003 from $27.7 million in the second quarter of fiscal 2002. Overall income from operations decreased 8% to $1.3 million in the second quarter of fiscal 2003 from $1.4 million in the second quarter of fiscal 2002.

     Revenue from core operations decreased 19% to $21.5 million in the second quarter of fiscal 2003 from $26.5 million in the second quarter of fiscal 2002. Professional staffing revenue decreased $3.4 million for the quarter due primarily to a 21% decrease in average billable headcount, which was partially offset by a 1% increase in average billing rate. Revenue from consulting and outsourcing declined $1.4 million and $0.2 million for the quarter, respectively, due mainly to fewer consulting projects. Income from core operations decreased 28% to $3.0 million in the second quarter of fiscal 2003 from $4.2 million in the second quarter of fiscal 2002.

     Revenue from non-core operations decreased to zero in the second quarter of fiscal 2003 from $1.2 million in the second quarter of fiscal 2002. The revenue from non-core operations in the second quarter of fiscal 2002 consisted of $0.1 million from the Delta Software business unit, which was sold on February 28, 2002 and $1.1 million from the Partners Capital Group business unit, which was sold on April 1, 2002. Since April 1, 2002, the Company has had no non-core operations and thus no revenue or income attributable thereto.

     Corporate Expenses. Corporate expenses decreased 37% to $1.8 million in the second quarter of fiscal 2003 from $2.8 million in the second quarter of fiscal 2002. The decrease in corporate expenses is due principally to a $361,000 recovery of a previously written off bad debt, management’s cost-reduction efforts, which primarily focused on salaries and travel-related expenses, and reduced professional fees for the SEC investigation. The decrease in corporate expenses was 24% excluding the $361,000 bad debt recovery.

     Interest Expense. Net interest expense decreased 42% to $0.3 million in the second quarter of fiscal 2003 from $0.5 million in the second quarter of fiscal 2002 due primarily to the reduction in the Company’s bank debt and a decline in interest rates.

     Tax Rate. The effective tax rate for the second quarters of fiscal 2003 and 2002 was 39.5%.

     Comparison of First Six Months of Fiscal 2003 to First Six Months of Fiscal 2002

     Revenue and Income from Operations. The Company’s operations in the first six months of fiscal 2003 consisted only of core operations, as all non-core operations had been disposed of by April 1, 2002. Overall revenue decreased 23% to $43.3 million in the first six months of fiscal 2003 from $56.3 million in the first six months of fiscal 2002. Overall income from operations decreased 23% to $2.0 million in the first six months of fiscal 2003 from $2.6 million in the first six months of fiscal 2002.

     Revenue from core operations decreased 17% to $43.3 million in the first six months of fiscal 2003 from $52.3 million in the first six months of fiscal 2002. Professional staffing revenue decreased $5.8 million for the first six months due primarily to a 18% decrease in average billable headcount and a three-day work stoppage on the State of Tennessee project resulting from a temporary shutdown of non-essential government services due to state budgetary constraints, which were partially offset by a 2% increase in average billing rate. Revenue from consulting and outsourcing declined $2.7 million and $0.4 million for the first six months, respectively, due primarily to fewer consulting projects. Income from core operations decreased 24% to $6.2 million in the first six months of fiscal 2003 from $8.2 million in the first six months of fiscal 2002.

     Revenue from non-core operations decreased to zero in the first six months of fiscal 2003 from $4.0 million in the first six months of fiscal 2002. The revenue from non-core operations in the first six months of fiscal 2002 consisted of $1.7 million from the Enterprise Resource Planning business unit, which was sold on June 20, 2001; $0.1 million from the Delta Software business unit, which was sold on February 28, 2002; and $2.2 million from the Partners Capital Group business unit, which was sold on April 1, 2002. Since April 1, 2002, the Company has had no non-core operations and thus no revenue or income attributable thereto.

     Corporate Expenses. Corporate expenses decreased 24% to $4.2 million in the first six months of fiscal 2003 from $5.6 million in the first six months of fiscal 2002. The decrease in corporate expenses is due principally to a $361,000 recovery of a previously written off bad debt, management’s cost-reduction efforts, which primarily focused on salaries and travel-related expenses, and reduced professional fees for the SEC investigation. The decrease in corporate expenses was 18% excluding the $361,000 bad debt recovery.

     Interest Expense. Net interest expense decreased 47% to $0.5 million in the first six months of fiscal 2003 from $1.0 million in the first six months of fiscal 2002 due primarily to the reduction in the Company’s bank debt and a decline in interest rates.

     Tax Rate. The effective tax rate for first six months of fiscal 2003 and 2002 was 39.5%.

Reliance Upon Government Contracting and Significant Customers

     The Company performs IT services for customers in two distinct markets: state and local governments, and commercial enterprises. In the first six months of fiscal 2003 and 2002, approximately 63% and 61%, respectively, of the Company’s revenue was attributable to state and local governments, with the balance being attributable to commercial enterprises. The increase in the percentage of revenue obtained from state and local governments is mainly due to the disposition of the enterprise resource planning business unit, which was highly concentrated in contracts with commercial enterprises, in the first six months of fiscal 2002. The Company is a leading provider of IT services to state and local governments in the United States of America.

     While the Company currently provides IT services for over 150 clients, it earns a significant portion of its revenue from relatively few customers. The Company’s top five revenue-generating customers in the first six months of fiscal 2003 accounted for 55% of its revenue, an increase from 54% in the first six months of fiscal 2002. In the first six months of fiscal 2003, the following customers accounted for 10% or more of the Company’s revenue: State of Tennessee (17%), State of Kentucky (15%), and Honeywell International Inc. (12%). One customer, Honeywell International Inc., accounted for 81% of the Company’s revenue from outsourcing operations, a decrease from 88% of outsourcing revenue in the first six months of fiscal 2002. The foregoing concentrations expose the Company to a greater degree of risk of loss than would be the case with greater diversification. Although the Company from time to time has substantial accounts receivable from its top five clients, the Company has not experienced any significant payment problems from these clients. The Company believes that its length of tenure with and historical renewal rates for its contracts with these top five customers help to reduce the Company’s risk of reliance upon significant customers. A material decrease in the services provided to any of the largest clients, however, would have an adverse impact on the Company’s financial condition and results of operations.

Liquidity and Capital Resources

     Debt. During the first six months of fiscal 2003, the Company reduced its debt 38% to $9.0 million at October 31, 2002 from $14.6 million at April 30, 2002. Since October 31, 2001, the Company has reduced its debt 64%, from $25.1 million. The debt reduction reflects the Company’s ongoing repayment of its funded debt as well as the elimination of the Company’s non-recourse debt associated with the computer leasing business of its former Partners Capital Group business unit in the fourth quarter of fiscal 2002.

     The Company has a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan (the “revolving loan”) and a $10.0 million term loan (the “primary term loan”). The credit facility is secured by substantially all the Company’s assets and contains various financial and other covenants. The Company was in compliance with these loan covenants at October 31, 2002. The Company also has a three-year, $4.0 million term loan with another financial institution (the “secondary term loan”).

     The interest rate on borrowings under the revolving loan originally is prime plus a margin of 1.0%. At October 31, 2002, the effective annual interest rate under the revolving loan was 5.75%. At October 31, 2002, $3.2 million was outstanding on the revolving loan. The amount available for borrowing under the revolving loan is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable. At October 31, 2002, $4.1 million was available for borrowing under the revolving loan.

     The interest rate on borrowings under the primary term loan originally is prime plus a margin of 2.25%. At October 31, 2002, the effective annual interest rate under the primary term loan was 7.0%. The Company is amortizing the primary term loan at the rate of $350,000 of principal plus accrued interest per month. At October 31, 2002, $3.8 million was outstanding under the primary term loan.

     The interest rate on borrowings under the secondary term loan is prime plus a margin of 2.0%. At October 31, 2002, the effective annual interest rate under the secondary term loan was 6.75%. The Company is amortizing the secondary term loan at the rate of $70,000 of principal plus accrued interest per month. At October 31, 2002, $2.0 million was outstanding under the secondary term loan.

     At October 31, 2002, the Company had $50,898 outstanding under a promissory note that bears interest at 11.0% and is due in fiscal 2004. The loan is secured by computer software.

     Capital Expenditures. The Company’s capital expenditures in the first six months of fiscal 2003 primarily relate to computer equipment purchases for use by the Company’s professionals and on outsourcing projects. Capital expenditures increased 55% to $164,000 in the first six months of fiscal 2003 from $106,000 in the first six months of fiscal 2002. The Company does not expect to incur substantial capital expenditures in the remainder of fiscal 2003 except to the extent required for new or revised outsourcing engagements. The Company is currently negotiating the extension of an outsourcing contract, which could result in a significant capital expenditure of $6-11 million during the remainder of fiscal 2003. The Company believes that this potential capital expenditure will be financed through equipment leasing arrangements.

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

     Working Capital. At October 31, 2002, the Company had working capital of $4.8 million (including $0.8 million in cash and cash equivalents), a 14% decrease from $5.6 million at April 30, 2002. The decrease in working capital is attributable primarily to the Company’s use of available cash to reduce the outstanding balance of the revolving loan.

     The Company generated net cash from operating activities of $6.5 million in the first six months of fiscal 2003, a 21% increase from $5.4 million in the first six months of fiscal 2002. The increase in net cash provided by operating activities was mainly attributable to an increase in payments received for accounts receivable and income tax refunds, as well as a decrease in cash due to a pay down of accrued expenses.

     Stock Repurchase Program. On September 10, 2002, the Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $3.0 million of common stock. The stock repurchase program authorizes the Company to repurchase shares of its common stock from time to time in the open market and through privately negotiated transactions. The Company will base its decisions to repurchase shares on the prevailing market conditions, the availability of cash to fund the repurchases, and other relevant factors. All repurchases will be conducted in accordance with applicable laws, rules and regulations and the limitations imposed under the Company’s credit facility. Repurchased shares of common stock will be added to the Company’s treasury shares and will be available for future corporate uses. The Company may discontinue the stock repurchase program at any time.

     Under its loan agreement, the Company can repurchase shares with a total cost up to 50% of the prior quarter’s “excess cash flow” as defined in the loan agreement, provided that the Company’s excess availability under the loan agreement exceeds $4.0 million after the repurchase.

     During the quarter ended October 31, 2002, the Company purchased 509,000 shares of its common stock for a combined cost of $0.4 million. The cost of the shares purchased was recorded as treasury stock, which reduces the amount of total shareholders’ equity.

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

     As discussed under “Stock Repurchase Program,” the Company will potentially repurchase shares of its common stock from time to time in the open market and through privately negotiated transactions based on the prevailing market conditions, the availability of cash to fund the repurchases, and other relevant factors. At the beginning of each quarter, based upon the prior quarter’s financial performance, the Company will assess its ability to repurchase shares. Based upon current information, the Company can not repurchase more than $475,000 in common stock during the third quarter ended January 31, 2002.

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

     Income Taxes. The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The deferred tax asset valuation allowance is based primarily on management’s calculations of estimated probable future taxable income over the next several years. Management considers income taxes to be one of the Company’s significant accounting policies because of the large amount of the deferred tax asset relative to the consolidated balance sheet of the Company and because of the estimates and judgment required in predicting probable future taxable income.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of the Company’s $9.0 million in outstanding debt at October 31, 2002, relates to credit facilities with commercial lending institutions. Interest on the outstanding balances is charged based on variable rates related to the prime rate. The rates are incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of $90,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from the amounts outstanding at October 31, 2002. The Company does not trade in derivative financial instruments.

Item 4.   Controls and Procedures

     Within the 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be disclosed in the Company’s periodic filings with the Securities and Exchange Commission within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On September 10, 2002, the Company held its 2002 Annual Meeting of Shareholders at which the shareholders of the Company considered and voted on the following two matters: The shareholders elected the following two people to serve as Class I directors of the Company for a term expiring at the 2005 annual meeting of shareholders. The results of the shareholder vote were as follows:

	Votes

	For	Withhold Authority

James E. Harwood	20,459,960	2,247,932
Jim Rout	22,404,067	303,825

     The shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent accountants for the fiscal year ending April 30, 2003. The results of the shareholder vote were as follows:

Votes

For	Against	Abstain

22,669,521	34,263	4,108

Item 6.   Exhibits and Reports on Form 8-K

     (a)    Exhibits

     The exhibits listed in the Exhibit Index following the signature page hereof are filed as part of this report or are incorporated herein by reference.

     (b)    Reports on Form 8-K

     On September 3, 2002, the Company filed a current report on Form 8-K disclosing the settlement of the SEC administrative proceeding. See “Item 1. Legal Proceedings” in “Part II – Other Information” of this report for further information on this matter. On September 11, 2002, the Company filed a current report on Form 8-K disclosing that its board of directors had approved a stock repurchase program that authorizes the Company to repurchase up to $3 million of common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 2002

SCB COMPUTER TECHNOLOGY, INC

	By:	/s/ Michael J. Boling

Michael J. Boling Executive Vice President, Chief Financial Officer, and Treasurer

CERTIFICATIONS

Certification
pursuant to and in connection with the
Quarterly Reports on Form 10Q
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

I, T. Scott Cobb, President and Chief Executive Officer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of SCB Computer Technology, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for reestablishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ T. Scott Cobb

T. Scott Cobb President and Chief Executive Officer

Certification
pursuant to and in connection with the
Quarterly Reports on Form 10Q
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

I, Michael J. Boling, Executive Vice President, Chief Financial Officer, and Treasurer certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of SCB Computer Technology, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for reestablishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Michael J. Boling

Michael J. Boling Executive Vice President, Chief Financial Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1*	Amended and Restated Charter of the Company (incorporated herein by reference to Exhibit 3 to the Company’s quarterly report on Form 10-Q for the fiscal year quarter ended October 31, 1998), as amended by (1) Articles of Merger of SCB Software Services, Inc., a Tennessee corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on June 28, 2001, (2) Articles of Merger of Proven Technology, Inc., a Tennessee corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on June 28, 2001, (3) Articles of Amendment to Amended and Restated Charter of the Company, filed with the office of the Secretary of State for the State of Tennessee on September 21, 2001, (4) Articles of Merger of Technology Management Resources, Inc., a Tennessee corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on July 10, 2002, (5) Articles of Merger of Delta Software Systems, Inc., a Tennessee corporation, with and into the Company filed with the office of the Secretary of State for the State of Tennessee on November 18, 2002, and (6) Articles of Merger of Partners Capital Group, a California corporation, with and into the Company, filed with the Secretary of State for the State of Tennessee on December 2, 2002 (Items (1), (2), (3) are incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2001). (Item 4 is incorporated herein by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K for the year ended April 30, 2002).

10.1*	Loan and Security Agreement dated as of July 23, 2001, among the Company, certain of its subsidiaries, and Foothill Capital Corporation, as agent and lender (incorporated herein by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2001), as amended by First Amendment to Loan and Security Agreement dated as of March 27, 2002 (incorporated herein by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2002), and as amended by Second Amendment to Loan and Security Agreement dated as of September 19, 2002, among the parties. Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

10.2*+	Employment Agreement with T. Scott Cobb dated November 1, 2002.

11	Computation of earnings per share (included in Note 2 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	All or part of this exhibit is filed herewith.
+	This is a management contract or compensatory plan or arrangement that is required to be filed as an exhibit pursuant to Item 14(c) of this report.

E1-1