Form 10-Q
period 2003-01-31
SCB COMPUTER TECHNOLOGY INC
filed 2003-03-12
CIK 1005268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

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
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑    No ☐

     At February 28, 2003, there were 24,461,424 shares of common stock outstanding.

SCB COMPUTER TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page

Cautionary Note About Forward-Looking Statements		1
Part I – Financial Information
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	15
Item 4.	Controls and Procedures	15
Part II – Other Information
Item 1.	Legal Proceedings	16
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17
Certifications
Certification pursuant to and in connection with the Quarterly Reports on Form 10Q to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended		18
Certification pursuant to and in connection with the Quarterly Reports on Form 10Q to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended		19
Exhibit Index		EI-1

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

     Forward-looking statements are subject to a number of risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical or anticipated results. These factors include, but are not limited to, the potential for the Company’s business relationships with its significant customers to change or deteriorate; the potential early termination of the Company’s IT service contracts without penalty; the potential for the Company’s customers to reduce their IT services outsourcing for various reasons, including state budgetary constraints; the Company’s potential liability to its customers in connection with the provision of IT services; the Company’s potential inability to attract, develop and retain qualified IT employees; potential changes in the utilization and productivity rates of the Company’s IT employees; the Company’s dependence on key management personnel; the types and mix of IT services that the Company performs during any particular period; potential changes in the Company’s gross profit due to a variety of factors, including increased wage and benefit costs that are not offset by billed rate increases; the Company’s potential inability to finance, sustain and manage growth; the Company’s potential inability to develop or acquire additional IT service offerings; the Company’s potential inability to effectively identify, integrate and manage acquired businesses, including the Remtech Services, Inc. business just acquired; the Company’s increased leveraged position as a result of the Remtech Services, Inc. acquisition; the potential effects of competition; the potential outcome of litigation and investigations involving the Company; the Company’s decision to focus on its core competencies of IT outsourcing, consulting and professional staffing; and potential deterioration in the condition of the U.S. economy and the IT services industry.

     The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events occurring or circumstances existing after the date hereof or otherwise.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 31, 2003	April 30, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45	$354
Accounts receivable, net of allowance of $93 and $165, respectively	10,719	14,412
Refundable income taxes	2,311	3,088
Deferred income taxes	1,062	1,106
Other current assets	1,042	1,874

Total current assets	15,179	20,834
Fixed assets:
Furniture, fixtures and equipment	29,652	29,513
Accumulated depreciation	(24,088)	(20,384)

Net	5,564	9,129
Deferred income taxes – long-term	9,392	10,253
Other long-term assets	1,025	1,161

Total assets	$31,160	$41,377

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,348	$1,578
Accrued expenses	4,314	5,990
Current portion of long-term debt	3,211	6,585
Deferred revenue	1,325	1,066

Total current liabilities	10,198	15,219
Long-term debt	1,820	7,993
Other long-term liabilities	—	50
Shareholders’ equity	19,142	18,115

Total liabilities and shareholders’ equity	$31,160	$41,377

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for earnings per share)
(unaudited)

	Three Months		Nine Months
	Ended		Ended
	January 31,		January 31,

	2003	2002	2003	2002

Revenue	$19,137	$24,647	$62,481	$80,965
Cost of services	14,538	18,515	46,999	60,032

Gross profit	4,599	6,132	15,482	20,933
Selling, general and administrative expenses	3,759	5,227	12,661	17,397

Income from operations	840	905	2,821	3,536
Net interest expense	206	400	755	1,489
Other income	80	68	225	401

Income before income taxes	714	573	2,291	2,448
Income tax expense	282	226	905	967

Net income	$432	$347	$1,386	$1,481

Net income per share — basic	$0.02	$0.01	$0.06	$0.06

Net income per share — diluted	$0.02	$0.01	$0.06	$0.06

Weighted average number of common shares — basic	24,474	24,985	24,731	24,985

Weighted average number of common shares — diluted	24,724	25,187	25,011	25,149

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended January 31,

	2003	2002

Operating Activities
Net income	$1,386	$1,481
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for bad debts	(72)	(12)
Depreciation and amortization	3,853	6,829
Deferred income taxes	905	967
Gain on sale of assets	—	(396)
Changes in operating assets and liabilities:
Accounts receivable	3,765	2,483
Refundable income taxes	777	(276)
Prepaid expenses and other assets	968	(326)
Accounts payable	(231)	896
Accrued expenses and other liabilities	(1,466)	(4,570)

Net cash provided by operating activities	9,885	7,076

Investing Activities
Purchases of fixed assets	(288)	(185)
Payments received from leasing activities	—	1,909
Proceeds from sale of businesses, net of liabilities paid	—	9,420

Net cash provided by (used in) investing activities	(288)	11,144

Financing Activities
Borrowings on long-term debt	—	10,000
Payments on long-term debt	(5,343)	(29,816)
Payments on non-recourse debt	—	(4,322)
Net borrowings (repayments) under revolving loan	(4,204)	5,650
Purchases of common stock for treasury	(373)	—
Proceeds from exercise of stock options	14	—

Net cash used in financing activities	(9,906)	(18,488)

Net increase (decrease) in cash and cash equivalents	(309)	(268)
Cash and cash equivalents at beginning of period	354	575

Cash and cash equivalents at end of period	$45	$307

Supplemental Disclosures of Cash Flow
Interest paid	$775	$1,945
Income taxes paid	$241	$276

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of January 31, 2003, and the results of operations and cash flows for the three and nine-month periods ended January 31, 2003 and January 31, 2002. Operating results for the period ended January 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, filed with the Securities and Exchange Commission.

     As discussed further in Note 9., the Company acquired all the outstanding common stock of Remtech Services, Inc. on February 6, 2003.

2.	RECLASSIFICATIONS

     Certain account reclassifications have been made to the financial statements for fiscal 2002 to conform to the presentation for fiscal 2003.

3.	EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income per share):

	Three Months		Nine Months
	Ended		Ended
	January 31,		January 31,

	2003	2002	2003	2002

Net income	$432	$347	$1,386	$1,481

Denominator for basic earnings per share — weighted average shares	24,474	24,985	24,731	24,985

Effect of dilutive securities-stock options	250	202	280	164

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	24,724	25,187	25,011	25,149

Net income per share — basic	$0.02	$0.01	$0.06	$0.06

Net income per share — diluted	$0.02	$0.01	$0.06	$0.06

4.	LONG-TERM DEBT

     The Company has a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan (the “revolving loan”) and a $10.0 million term loan (the “primary term loan”). The credit facility is secured by substantially all the Company’s assets and contains various financial and other covenants to which the Company is subject. The Company was in compliance with these loan covenants at January 31, 2003. The Company also has a three-year, $4.0 million term loan with another financial institution (the “secondary term loan”).

     The interest rate on borrowings under the revolving loan is prime plus a margin of 1.0%. At January 31, 2003, the effective annual interest rate under the revolving loan was 5.25%. At January 31, 2003, $1.4 million was outstanding on the revolving loan. The amount available for borrowing under the revolving loan is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable. At January 31, 2003, $5.6 million was available for borrowing under the revolving loan.

     The interest rate on borrowings under the primary term loan is prime plus a margin of 2.25%. At January 31, 2003, the effective annual interest rate under the primary term loan was 6.5%. The Company is amortizing the primary term loan at the rate of $350,000 of principal plus accrued interest per month. At January 31, 2003, $1.8 million was outstanding under the primary term loan.

     The interest rate on borrowings under the secondary term loan is prime plus a margin of 2.0%. At January 31, 2003, the effective annual interest rate under the secondary term loan was 6.25%. The Company is amortizing the secondary term loan at the rate of $70,000 of principal plus accrued interest per month. At January 31, 2003, $1.8 million was outstanding under the secondary term loan.

     At January 31, 2003, the Company had $36,021 outstanding under a promissory note that bears interest at 11.0% and is due in fiscal 2004. The loan is secured by computer software.

     As discussed in Note 9., the Company’s debt increased by approximately $12.5 million on February 6, 2003 due to the Company’s purchase of all the outstanding stock of Remtech Services, Inc.

5.	SEGMENT INFORMATION

     Beginning with the second quarter of fiscal 2001, the Company operated within two business segments as a result of certain strategic business decisions made by management. The two business segments are (1) core operations, which consist of IT outsourcing, consulting, and professional staffing services, and (2) non-core operations, which consist of specialized policy consulting, computer hardware and specialty software sales, enterprise resource planning, and computer equipment leasing. Accordingly, the Company is presenting the following summarized financial information concerning the Company’s operating segments at January 31, 2003 and 2002, and for each of the fiscal quarters and nine month periods then ended (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,

	2003	2002	2003	2002

Revenue:
Core operations	$19,137	$23,368	$62,481	$75,654
Non-core operations (a)	—	1,279	—	5,311
Corporate	—	—	—	—

	$19,137	$24,647	$62,481	$80,965

Income from operations:
Core operations	$2,599	$3,515	$8,801	$11,727
Non-core operations (b)	—	154	—	165
Corporate	(1,759)	(2,764)	(5,980)	(8,356)

	$840	$905	$2,821	$3,536

(a)	Since all non-core operations have been divested as of April 1, 2002, the Company did not have any non-core operations during the first nine months of fiscal 2003.

(b)	The non-core operations consist of the Enterprise Resource Planning, Delta Software and Partners Capital Group business units that were disposed of on June 20, 2001, February 28, 2002, and April 1, 2002, respectively.

     The following sets forth the assets and liabilities of the non-core operations (in thousands):

	As of January 31,

	2003	2002

Investment in leasing activities	$—	$5,281
Other assets	—	41

Total assets	$—	$5,322

Non-recourse debt	$—	$5,403
Other liabilities	—	93
Retained deficit	—	(174)

Total liabilities and equity	$—	$5,322

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

6.	STOCK REPURCHASE PROGRAM

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

     During the three and nine month periods ended January 31, 2003, the Company purchased 44,900 and 553,900 shares of its common stock for a combined cost of $33,344 and $373,464, respectively. The cost of the shares purchased was recorded as treasury stock, which reduces the amount of total shareholders’ equity.

7.	RELATED-PARTY TRANSACTIONS

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

     In the third quarter and first nine months of fiscal 2003, the Company paid IT Resources Solutions.net, Inc. (“ITRS”), a minority owned business, $18,000 and $55,500, respectively, for marketing and management services in the northeastern United States, $6,000 and $20,100, respectively, for the lease of an office to house an SCB sales account representative and storage facilities which SCB uses to store furniture and miscellaneous office items from a closed SCB office in New York, and $3,068 and $25,156, respectively, for contract labor used on the Company’s projects. Kenneth J. Cobb, the son of T. Scott Cobb, is a shareholder of ITRS.

8.	LEGAL PROCEEDINGS

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

9.	SUBSEQUENT EVENTS

     On February 4, 2003, the Company, Remtech Services, Inc. (“Remtech”), and the shareholders of Remtech, (the “Shareholders”), entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which the Company agreed to purchase and the Shareholders agreed to sell 100% of the outstanding common stock of Remtech. On February 6, 2003 (the “Closing Date”), the sale was completed. On the Closing Date, the Company acquired all of the outstanding stock of Remtech from the Shareholders. Pursuant to the Agreement, the Company paid cash in the amount of $10,737,500 and issued an unsecured, subordinated promissory note in the amount of $1,800,000 (the “Note”) to the Shareholders in consideration of the sale of all the outstanding shares of common stock of Remtech (the “Shares”). The purchase price was determined by arms’ length negotiation between the parties, taking into account the historical operating results and existing customer relationships of Remtech’s business. The Company obtained financing for part of the cash consideration paid pursuant to the Agreement by (a) a term loan of approximately $7,700,000 and (b) borrowing approximately $3,000,000 under the Company’s existing revolving loan. The Company funded the balance of the cash consideration from working capital. The borrowing base under the existing revolving loan was increased by approximately $3.7 million by virtue of adding Remtech’s accounts receivable to the Company’s borrowing base.

     On February 10, 2003, the Company issued a press release announcing it has entered into a non-binding letter of intent to acquire another government information technology professional services company. The acquisition is subject to completion of due diligence, negotiation of a definitive agreement, and obtaining board approval.

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

     The Company’s performance in the first nine months of fiscal 2003 reflects the dramatic change in its strategic direction that occurred in fiscal 2001. The Company’s growth from fiscal 1997 through fiscal 2000 was driven largely through acquisitions, diversification, and attempts at cross-selling services. In fiscal 2001, the Company began to focus its operational, capital, and management resources on its core competencies of providing IT consulting, outsourcing, and professional staffing services (the “core operations”). In the third quarter and the first nine months of fiscal 2003, the Company’s revenue from core operations, on which the Company’s management intends to focus its future efforts, was $19.1 million and $62.5 million, respectively. Professional staffing, outsourcing, and consulting accounted for 72%, 16%, and 12%, respectively, and 74%, 11% and 15%, respectively, of the Company’s revenue from core operations in the third quarter and first nine months of fiscal 2003.

     After the end of the third quarter of fiscal 2003, the Company acquired all of the outstanding stock of Remtech and announced that it had entered into a non-binding letter of intent to acquire another government information technology professional services company. The acquisition of Remtech and the proposed additional acquisition are discussed in the Liquidity section below. These acquisitions will enable the Company to increase its outsourcing and consulting business and to broaden its customer base to include agencies of the federal government.

     Beginning in fiscal 2001 and continuing through fiscal 2002, the Company disposed of several under-performing business units. These non-core business units were engaged in specialized policy consulting, computer hardware and specialty software sales, enterprise resource planning, and computer equipment leasing (the “non-core operations”). The Company sold its Technology Management Resources, Proven Technology, and Global Services business units in fiscal 2001 and its Enterprise Resource Planning, Delta Software, and Partners Capital Group business units in fiscal 2002. The Company completed the sale of Partners Capital Group, its last non-core operation, on April 1, 2002, and thus had no revenue from non-core operations in the first nine months of fiscal 2003.

     The Company’s fiscal year extends from May 1 through the following April 30. The Company generally recognizes revenue as services are performed.

Results of Operations

     Comparison of Third Quarter of Fiscal 2003 to Third Quarter of Fiscal 2002

     Revenue and Income from Operations. The Company’s operations in the third quarter of fiscal 2003 consisted only of core operations, as all non-core operations had been disposed of by April 1, 2002. Overall revenue decreased 22% to $19.1 million in the third quarter of fiscal 2003 from $24.6 million in the third quarter of fiscal 2002. Overall income from operations decreased 7% to $0.8 million in the third quarter of fiscal 2003 from $0.9 million in the third quarter of fiscal 2002.

     Revenue from core operations decreased 18% to $19.1 million in the third quarter of fiscal 2003 from $23.4 million in the third quarter of fiscal 2002. Professional staffing revenue decreased $2.4 million for the quarter due primarily to a 21% decrease in average billable headcount caused by reductions in spending on information technology projects by the Company’s existing and potential customers. Revenue from consulting and outsourcing declined $1.0 million and $0.8 million for the quarter, respectively, due mainly to fewer consulting projects. Income from core operations decreased 26% to $2.6 million in the third quarter of fiscal 2003 from $3.5 million in the third quarter of fiscal 2002.

     Revenue from non-core operations decreased to zero in the third quarter of fiscal 2003 from $1.3 million in the third quarter of fiscal 2002. The revenue from non-core operations in the third quarter of fiscal 2002 consisted of $0.1 million from the Delta Software business unit, which was sold on February 28, 2002 and $1.2 million from the Partners Capital Group business unit, which was sold on April 1, 2002. Since April 1, 2002, the Company has had no non-core operations and thus no revenue or income attributable thereto.

     Corporate Expenses. Corporate expenses decreased 36% to $1.8 million in the third quarter of fiscal 2003 from $2.8 million in the third quarter of fiscal 2002. The decrease in corporate expenses was due in part to the recognition of a $250,000 collection of an insurance claim for legal fees previously expensed by the Company, management’s cost-reduction efforts, which primarily focused on salaries and travel-related expenses, and reduced professional fees for the SEC investigation. The decrease in corporate expenses was 27% excluding the $250,000 insurance claim.

     Interest Expense. Net interest expense decreased 49% to $0.2 million in the third quarter of fiscal 2003 from $0.4 million in the third quarter of fiscal 2002 due primarily to the reduction in the Company’s bank debt and a decline in interest rates.

     Tax Rate. The effective tax rate for the third quarters of fiscal 2003 and 2002 was 39.5%.

     Comparison of First Nine Months of Fiscal 2003 to First Nine Months of Fiscal 2002

     Revenue and Income from Operations. The Company’s operations in the first nine months of fiscal 2003 consisted only of core operations, as all non-core operations had been disposed of by April 1, 2002. Overall revenue decreased 23% to $62.5 million in the first nine months of fiscal 2003 from $81.0 million in the first nine months of fiscal 2002. Overall income from operations decreased 20% to $2.8 million in the first nine months of fiscal 2003 from $3.5 million in the first nine months of fiscal 2002.

     Revenue from core operations decreased 17% to $62.5 million in the first nine months of fiscal 2003 from $75.7 million in the first nine months of fiscal 2002. Professional staffing revenue decreased $8.0 million for the first nine months due primarily to a 18% decrease in average billable headcount caused by reductions in spending on information technology projects by the Company’s existing and potential customers and a three-day work stoppage on the State of Tennessee project resulting from a temporary shutdown of non-essential government services due to state budgetary constraints, which were partially offset by a 1.4% increase in average billing rate. Revenue from consulting and outsourcing declined $3.5 million and $1.4 million for the first nine months, respectively, due primarily to fewer consulting projects. Income from core operations decreased 25% to $8.8 million in the first nine months of fiscal 2003 from $11.7 million in the first nine months of fiscal 2002.

     Revenue from non-core operations decreased to zero in the first nine months of fiscal 2003 from $5.3 million in the first nine months of fiscal 2002. The revenue from non-core operations in the first nine months of fiscal 2002 consisted of $1.7 million from the Enterprise Resource Planning business unit, which was sold on June 20, 2001; $0.1 million from the Delta Software business unit, which was sold on February 28, 2002; and $3.5 million from the Partners Capital Group business unit, which was sold on April 1, 2002. Since April 1, 2002, the Company has had no non-core operations and thus no revenue or income attributable thereto.

     Corporate Expenses. Corporate expenses decreased 28% to $6.0 million in the first nine months of fiscal 2003 from $8.4 million in the first nine months of fiscal 2002. The decrease in corporate expenses was due in part to the recognition of a $250,000 insurance claim for legal fees previously expensed by the Company, a $361,000 recovery of a previously written off bad debt, management’s cost-reduction efforts, which primarily focused on salaries and travel-related expenses, and reduced professional fees for the SEC investigation. The decrease in corporate expenses was 21% excluding the $250,000 recognition of an insurance claim receivable for legal fees expensed by the Company and the $361,000 bad debt recovery.

     Interest Expense. Net interest expense decreased 49% to $0.8 million in the first nine months of fiscal 2003 from $1.5 million in the first nine months of fiscal 2002 due primarily to the reduction in the Company’s bank debt and a decline in interest rates.

     Tax Rate. The effective tax rate for first nine months of fiscal 2003 and 2002 was 39.5%.

Reliance Upon Government Contracting and Significant Customers

     During the third quarter and the first nine months of fiscal year 2003, the Company performed IT services for customers in two distinct markets: state and local governments, and commercial enterprises. In the first nine months of fiscal 2003 and 2002, approximately 63% and 62%, respectively, of the Company’s revenue was attributable to state and local governments, with the balance being attributable to commercial enterprises. The Company is a leading provider of IT services to state and local governments in the United States of America.

     While the Company currently provides IT services for over 150 clients, it earns a significant portion of its revenue from relatively few customers. The Company’s top five revenue-generating customers in the first nine months of fiscal 2003 accounted for 55% of its revenue, an increase from 54% in the first nine months of fiscal 2002. In the first nine months of fiscal 2003, the following customers accounted for 10% or more of the Company’s revenue: State of Tennessee (18%), State of Kentucky (15%), and Honeywell International Inc. (12%). One customer, Honeywell International Inc., accounted for 81% of the Company’s revenue from outsourcing operations, a decrease from 82% of outsourcing revenue in the first nine months of fiscal 2002. The foregoing concentrations expose the Company to a greater degree of risk of loss than would be the case with greater diversification. Although the Company from time to time has substantial accounts receivable from its top five clients, the Company has not experienced any significant payment problems from these clients. The Company believes that its length of tenure with and historical renewal rates for its contracts with these top five customers help to reduce the Company’s risk of reliance upon significant customers. A material decrease in the services provided to any of the largest clients, however, would have an adverse impact on the Company’s financial condition and results of operations.

Liquidity and Capital Resources

     Debt. During the first nine months of fiscal 2003, the Company reduced its debt 65% to $5.0 million at January 31, 2003 from $14.6 million at April 30, 2002. The debt reduction reflects the Company’s ongoing repayment of its funded debt.

     The Company has a five-year, $27.5 million credit facility with a financial institution that consists of a $17.5 million revolving loan (the “revolving loan”) and a $10.0 million term loan (the “primary term loan”). The credit facility is secured by substantially all the Company’s assets and contains various financial and other covenants. The Company was in compliance with these loan covenants at January 31, 2003. The Company also has a three-year, $4.0 million term loan with another financial institution (the “secondary term loan”).

     The interest rate on borrowings under the revolving loan is prime plus a margin of 1.0%. At January 31, 2003, the effective annual interest rate under the revolving loan was 5.25%. At January 31, 2003, $1.4 million was outstanding on the revolving loan. The amount available for borrowing under the revolving loan is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable. At January 31, 2003, $5.6 million was available for borrowing under the revolving loan.

     The interest rate on borrowings under the primary term loan is prime plus a margin of 2.25%. At January 31, 2003, the effective annual interest rate under the primary term loan was 6.5%. The Company is amortizing the primary term loan at the rate of $350,000 of principal plus accrued interest per month. At January 31, 2003, $1.8 million was outstanding under the primary term loan.

     The interest rate on borrowings under the secondary term loan is prime plus a margin of 2.0%. At January 31, 2003, the effective annual interest rate under the secondary term loan was 6.25%. The Company is amortizing the secondary term loan at the rate of $70,000 of principal plus accrued interest per month. At January 31, 2003, $1.8 million was outstanding under the secondary term loan.

     At January 31, 2003, the Company had $36,021 outstanding under a promissory note that bears interest at 11.0% and is due in fiscal 2004. The loan is secured by computer software.

     As discussed under “Acquisitions”, the Company’s debt increased by approximately $12.5 million on February 6, 2003 due to the Company’s purchase of all the outstanding stock of Remtech Services, Inc.

     Capital Expenditures. The Company’s capital expenditures in the first nine months of fiscal 2003 primarily relate to computer equipment purchases for use by the Company’s professionals and on outsourcing projects. Capital expenditures increased 56% to $288,000 in the first nine months of fiscal 2003 from $185,000 in the first nine months of fiscal 2002. The Company does not expect to incur substantial capital expenditures in the remainder of fiscal 2003 except to the extent required for new or revised outsourcing engagements. The Company is currently negotiating the extension of an outsourcing contract, which could result in a significant capital expenditure of $7-11 million during the remainder of fiscal 2003. The Company believes that this potential capital expenditure will be financed through equipment leasing arrangements.

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

     Acquisitions. On February 4, 2003, the Company, Remtech Services, Inc. (“Remtech”), and the shareholders of Remtech, (the “Shareholders”), entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which the Company agreed to purchase and the Shareholders agreed to sell 100% of the outstanding common stock of Remtech. On February 6, 2003 (the “Closing Date”), the sale was completed. On the Closing Date, the Company acquired all of the outstanding stock of Remtech from the Shareholders. Pursuant to the Agreement, the Company paid cash in the amount of $10,737,500 and issued an unsecured, subordinated promissory note in the amount of $1,800,000 (the “Note”) to the Shareholders in consideration of the sale of all the outstanding shares of common stock of Remtech (the “Shares”). The purchase price was determined by arms’ length negotiation between the parties, taking into account the historical operating results and existing customer relationships of Remtech’s business. The Company obtained financing for part of the cash consideration paid pursuant to the Agreement by (a) a term loan of approximately $7,700,000 and (b) borrowing approximately $3,000,000 under the Company’s existing revolving loan. The Company funded the balance of the cash consideration from working capital. The borrowing base under the existing revolving loan was increased by approximately $3.7 million by virtue of adding Remtech’s accounts receivable to the Company’s borrowing base.

     On February 10, 2003, the Company issued a press release announcing it has entered into a non-binding letter of intent to acquire another government information technology professional services company. The acquisition is subject to completion of due diligence, negotiation of a definitive agreement, and obtaining board approval.

     Working Capital. At January 31, 2003, the Company had working capital of $5.0 million (including $45,000 in cash and cash equivalents), an 11% decrease from $5.6 million at April 30, 2002. The decrease in working capital is attributable primarily to the Company’s use of available cash to reduce the outstanding balance of the revolving loan.

     The Company generated net cash from operating activities of $9.9 million in the first nine months of fiscal 2003, a 40% increase from $7.1 million in the first nine months of fiscal 2002. The increase in net cash provided by operating activities was mainly attributable to an increase in payments received for accounts receivable and income tax refunds, as well as a decrease in cash due to a pay down of accrued expenses.

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

     During the three and nine month periods ended January 31, 2003, the Company purchased 44,900 and 553,900 shares of its common stock, respectively, for a combined cost of $33,400 and $373,464, respectively. The cost of the shares purchased was recorded as treasury stock, which reduces the amount of total shareholders’ equity.

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

     As discussed under “Stock Repurchase Program,” the Company will potentially repurchase shares of its common stock from time to time in the open market and through privately negotiated transactions based on the prevailing market conditions, the availability of cash to fund the repurchases, and other relevant factors. At the beginning of each quarter, based upon the prior quarter’s financial performance, the Company will assess its ability to repurchase shares. Based upon current information, the Company cannot repurchase more than $214,000 in common stock during the fourth quarter ended April 30, 2003.

     As discussed under “Capital Expenditures,” the Company is currently negotiating an extension to an outsourcing contract, which could result in a significant capital expenditure of $6-8 million during the remainder of fiscal 2003. The Company believes that this potential capital expenditure will be financed through equipment leasing arrangements.

     As discussed under “Acquisitions”, since the end of the third quarter the Company has acquired Remtech and has entered into a non-binding letter of intent to acquire another government information technology professional services company. The Company financed the acquisition of Remtech through borrowings under the Company’s existing credit facility. If the proposed additional acquisition is consummated, the Company intends to finance the acquisition through its existing credit facility.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of the Company’s $5.0 million in outstanding debt at January 31, 2003, relates to credit facilities with commercial lending institutions. Interest on the outstanding balances is charged based on variable rates related to the prime rate. The rates are incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of $50,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from the amounts outstanding at January 31, 2003. The Company does not trade in derivative financial instruments.

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

     (b)   Reports on Form 8-K

No report on Form 8-K was filed by the Company during the fiscal quarter ended January 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2003

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

Date: March 12, 2003	/s/ T. Scott Cobb

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

Date: March 12, 2003	/s/ Michael J. Boling

Michael J. Boling Executive Vice President, Chief Financial Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

11	Computation of earnings per share (included in Note 2 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	All or part of this exhibit is filed herewith.

E1-1