Form 10-K
period 2003-04-30
SCB COMPUTER TECHNOLOGY INC
filed 2003-07-28
CIK 1005268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-27694

SCB COMPUTER TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1201561 (IRS Employer Identification No.)

3800 Forest Hill-Irene Road, Suite 100, Memphis, Tennessee (Address of principal executive offices)	38125 (Zip code)

Registrant’s telephone number, including area code:
(901) 754-6577

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     No     X

     The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing price, as reported on the OTC Bulletin Board, as of June 30, 2003, was approximately $22,804,769.

     At July 11, 2003, there were 24,412,754 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part II of Form 10-K is incorporated herein by reference from the registrant’s annual report to shareholders for the fiscal year ended April 30, 2003. The information required by Part III of Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for its 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrant’s fiscal year ended April 30, 2003.

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

     Forward-looking statements are subject to a number of risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical or anticipated results. These factors include, but are not limited to, the potential for the Company’s business relationships with its significant customers to change or deteriorate; the potential early termination of the Company’s IT service contracts without penalty; the potential for the Company’s customers to reduce their IT services outsourcing for various reasons, including federal and state budgetary constraints; the Company’s potential liability to its customers in connection with the provision of IT services; the Company’s potential inability to attract, develop and retain qualified IT employees; the potential for customers to hire the Company’s employees; potential changes in the utilization and productivity rates of the Company’s IT employees; the Company’s dependence on key management personnel; the types and mix of IT services that the Company performs during any particular period; potential changes in the Company’s gross profit due to a variety of factors, including increased wage and benefit costs that are not offset by billed rate increases; the Company’s potential inability to finance, sustain and manage growth; the Company’s potential inability to develop or acquire additional IT service offerings; the Company’s potential inability to effectively identify, integrate and manage acquired businesses, including Remtech Services, Inc.; the Company’s increased leveraged position as a result of the Remtech Services, Inc. acquisition; the potential effects of competition; the potential outcome of possible litigation involving the Company; the Company’s decision to focus on its core competencies of IT outsourcing, consulting and professional staffing; the Company’s potential inability to complete the acquisition of National Systems and Research Co; the Company’s potential inability to successfully integrate National Systems and Research Co. and potential deterioration in the condition of the U.S. economy and the IT services industry.

     The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events occurring or circumstances existing after the date hereof or otherwise.

PART I

ITEM 1.	BUSINESS

General

     SCB Computer Technology, Inc. (the “Company”) is a leading provider of information technology (“IT”) management and technical services to the United States of America (U.S.) federal government, state and local government agencies and commercial enterprises. The Company’s services consist of (1) consulting, which mainly entails the evaluation, design and re-engineering of computer systems, management, quality assurance and technical directions for IT projects, network planning and implementation, and functional expertise and training; (2) outsourcing, which usually involves system development and integration, maintenance, data center management, help desk and technical services; and (3) professional staffing, which includes providing skilled IT staff on an as-needed basis.

     The Company was founded as a partnership in 1976 and was incorporated under the laws of the State of Tennessee in 1984. The Company’s principal executive offices are located at 3800 Forest Hill-Irene Road, Suite 100, Memphis, Tennessee 38125, and its telephone number at that address is (901) 754-6577. The Company also can be contacted via its website at http://www.scb.com.

Business Development

     In fiscal 2003, the Company’s performance reflected the dramatic change in its strategic direction that began in fiscal 2001 and continued in fiscal 2002. In fiscal 2001, management re-evaluated the Company’s strategic direction and concluded that while the acquisition and diversification strategy followed by the Company since fiscal 1997 had grown revenues at a robust rate, the Company’s net income had declined over the same period. Accordingly, management changed the Company’s business development strategy to focus on its historical core competencies of providing IT consulting, outsourcing, and professional staffing services (the “core operations”). A portion of that change in strategic direction included focusing on the Company’s strengths with government customers and adding agencies of the U.S. federal government as customers. As a result of the change in strategic direction, beginning in fiscal 2001 and continuing through fiscal 2002, the Company disposed of several underperforming business units. These non-core business units were engaged in specialized policy consulting, computer hardware and specialty software sales, enterprise resource planning, and computer equipment leasing (the “non-core operations”). Beginning in fiscal 2003, the Company implemented a strategic acquisition plan focused on growing its core operations through acquiring companies with heavy concentrations in the government market, primarily the U.S. Federal government market. The Company completed its first acquisition under its plan with the purchase of Remtech Services, Inc. on February 6, 2003 as described below in Business Acquisitions. Subsequent to fiscal 2003, on May 28, 2003, the Company entered into a definitive agreement to acquire a second company, National Systems Research Co. This acquisition is expected to close by August 31, 2003 as described below in Business Acquisitions.

Business Acquisitions

     On February 4, 2003, the Company, Remtech Services, Inc. (“Remtech” or “RSI”), and the shareholders of Remtech (the “Shareholders”), entered into a Stock Purchase Agreement (the “Agreement”), pursuant to which the Company agreed to purchase and the Shareholders agreed to sell 100% of the outstanding common stock of Remtech. On February 6, 2003 (the “Closing Date”), the sale was completed. On the Closing Date, the Company acquired all of the outstanding stock of Remtech from the Shareholders. Subsequent to the Closing Date, the parties amended the agreement to have the acquisition effective as of February 1, 2003. Pursuant to the Agreement, the Company paid cash in the amount of $10,864,000 and issued unsecured, subordinated promissory notes in the aggregate amount of $1,800,000 to the Shareholders in consideration of the sale of all the outstanding shares of common stock of Remtech. The purchase price was determined by arms’ length negotiation between the parties, taking into account the historical operating results and existing customer relationships of Remtech’s business. The Company obtained financing for part of the cash consideration paid pursuant to the Agreement by (a) a term loan of approximately $7,700,000 and (b) borrowing approximately $3,000,000 under the Company’s existing revolving loan. The Company funded the balance of the cash consideration from working capital. The borrowing base under the existing revolving loan was increased by approximately $3.7 million by virtue of adding Remtech’s accounts receivable to the Company’s borrowing base.

     Remtech is a provider of IT technology services to a diverse group of defense and civilian agencies of the federal government. Remtech provides full life-cycle IT services to assist in the design, development, operation and maintenance of its clients’ information technology infrastructure. Remtech also provides professional support services in the areas of training, financial management, logistics and facilities management, which are often integrated with Remtech’s IT service offerings.

     Subsequent to year end, on May 28, 2003, the Company entered into a definitive stock purchase agreement to acquire National Systems and Research Co. (“NSR”). The acquisition is expected to close by August 31, 2003 based upon the satisfactory completion of several closing conditions, including the resolution of certain legal matters involving NSR and finalization of the financing. NSR is a company that provides information technology support services primarily to the federal and state governments with annual 2002 revenues of approximately $28.3 million.

Services

     The Company provides information technology (“IT”) professional services to its customers. These IT professional services are designed based upon the specific needs and requirements of the customer. Accordingly, the Company offers its customers a wide range of (“IT”) professional services that typically are designed to evaluate all phases of customers’ projects, from front-end needs assessment surveys to detailed design and implementation of appropriate systems. Provided below is a partial list of the IT professional services the Company offers its customer.

•	Performing an IT “wellness” test on a customer’s existing IT systems to determine whether the overall management information systems (“MIS”) function is performing to optimal management and technical specifications.

•	Assisting customers attain the return on investment they expected from the systems which the customers has implemented.

•	Developing an information systems plan (“ISP”) that identifies a customer’s strategic organizational objectives, recommends an IT infrastructure (either firm-wide or by business unit), and establishes a timeline and prioritizes tasks for accomplishing the ISP.

•	Forcasting a customer’s expected returns or cost savings on a particular technology investment.

•	Creating IT project specifications that can be submitted for bids.

•	Implementing specific solutions selected by the customer.

•	Designing and developing a specific system for a customer.

•	Reengineering the customers processes to achieve the operational efficiencies designed into the application.

•	Designing and implementing hardware, networks, operating systems, and database infrastructures as well as integrating software applications with these infrastructures.

•	Networking and telecommunications solutions such as network services (LAN/WAN design and engineering), staffing of help desk centers, project management of larger network related projects, remote network monitoring and management, development and implementation of disaster recovery solutions, and training.

•	Managing a specific application or the entire information systems function for the customer.

     The Company delivers these IT services through three forms of projects: a) Consulting, b) Outsourcing/Facilities Management, and c) Professional Staffing. Each of these forms of project is discussed below. The most significant differences are 1) whether the Company assumes management and deliverable responsibility and 2) the length of the engagement.

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

     The Company’s consulting service contracts are typically for short periods of time (three months to two years) and specify the discrete tasks to be performed and deliverable responsibility of the Company. The Company’s consulting fees are negotiated on a case-by-case basis, depend on the size of the project and the skills required, and range from billing at hourly rates to fixed-price engagements.

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

     Outsourcing contracts tend to be for longer terms (three to nine years) and produce more revenue per contract than consulting or professional staffing contracts. Outsourcing contracts are expressed in terms of fixed prices for defined services or hourly rates. In general, the Company determines its prices based on the salaries and overhead costs of professionals assigned to a project plus a margin designed to cover other expenses and provide a profit. The Company also provides outsourcing services on a fixed-price basis to some customers when the Company has a well defined understanding of the services to be delivered or extensive knowledge of the customer’s business.

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

     Professional staffing, outsourcing, and consulting accounted for the following percentages of core revenue for fiscal year 2003, 2002 and 2001:

	Years Ended April 30,

	2003	2002	2001

Professional staffing	66%	73%	73%
Outsourcing	23%	14%	15%
Consulting	11%	13%	12%

     As a result of the RSI acquisition, the Company’s revenue mix shifted to more outsourcing and consulting during the fourth quarter of fiscal 2003 as professional staffing, outsourcing and consulting comprised 48%, 42% and 10%, respectively.

Markets and Customers

     Subsequent to divesting its non-core operations, the Company operates in one industry segment, providing IT services. Comparative segment revenues, profit and related financial information for fiscal years 2003, 2002 and 2001 are presented in the table captioned “Segment Information” in Note 15 to the Company’s consolidated financial statements included in our 2003 Annual Report to Shareholders.

     The Company performs IT services for customers in three distinct markets: state and local governments, agencies of the Federal government of the United States of America (“U.S.”) and commercial enterprises. In fiscal 2003, approximately 57% of the Company’s revenue was attributable to state and local governments, compared to 58% and 48% in fiscal 2002 and 2001, respectively, while commercial enterprises accounted for 33% of the Company’s revenue, a decrease from 42% and 52% in fiscal 2002 and 2001, respectively. The remaining 10% of fiscal 2003 revenue was derived from agencies of the Federal government as a result of the RSI acquisition. The Company believes that it is a leading provider of IT services to state and local governments in the U.S. Management believes this strong presence in the state and local government market creates a competitive advantage and market differentiator for the Company.

     The Company currently provides IT services for over 120 customers. The Company earns a significant portion of its revenue from relatively few customers. In fiscal 2003 and 2002, the Company’s five largest revenue-generating customers accounted for 52% of its revenue. In fiscal 2003, the following customers accounted for 10% or more of the Company’s revenue: State of Tennessee (16%), State of Kentucky (14%), and IBM (successor to Honeywell International Inc.) (11%). During the fourth quarter of fiscal 2003, the Company’s five largest revenue-generating customers accounted for only 39.7% of its revenue with just the following two customers accounting for 10% or more of the total revenue: State of Tennessee (12%) and State of Kentucky (11%). A material decrease in services provided to any of the largest clients of the Company could have an adverse impact on the Company’s financial condition and results of operations.

     Generally, the Company’s contracts with its customers are, in accordance with industry practice, cancelable on short notice and without penalty (except with respect to the Company’s larger outsourcing contracts), provide for monthly payment of fees, and establish other basic terms such as the hourly billing rates for each type of Company professional who performs work pursuant to the contract. Some contracts specifically define the services to be performed pursuant to the contract, while other contracts, particularly professional staffing contracts, merely establish the basic parameters of the work (i.e., the system to be evaluated, designed or maintained) and require that additional work orders be submitted for services to be performed. The Company is the exclusive service provider under certain contracts, while other contracts, particularly professional staffing contracts, specifically allow the customer to engage other vendors for the projects covered by the contract. The Company had orders at April 30, 2003 of approximately $188 million, in comparison to orders of approximately $19 million at April 30, 2002. Because the Company’s clients can cancel or reduce the scope of their engagements on short notice, the Company does not believe that backlog is a reliable indication of future business. The backlog set forth above excludes any contracts and open work orders the Company has for their Professional Staffing business (which represents approximately 48% of revenue).

Marketing and Sales

     The Company markets its services through senior management and a sales staff of 19 people. The Company currently has personnel located at sales offices in 23 cities. Relationships with the Company’s larger clients and key government personnel are maintained and fostered by at least one of the Company’s executive officers. The Company believes that its senior management’s hands-on involvement with major clients is a significant competitive advantage.

     Account managers are the primary revenue generators by marketing the Company’s services and serve as the primary contacts in maintaining client relationships. Accordingly, account managers learn the basic aspects of a client’s business in order to identify opportunities for providing additional IT services to the client. Account managers are paid a salary plus commissions based on the revenues associated with client relationships under their supervision. In general, account managers are not IT technicians. They are, however, supported by Company technical personnel in their marketing and sales efforts.

Personnel and Recruiting

     The Company’s current headcount, including employees and independent subcontractors, is approximately 1,223 persons consisting of 1,131 technicians, 19 salespersons, 15 recruiters, 4 executive officers, and 54 other administrative personnel. Approximately 6% of the Company’s headcount consists of independent subcontractors. The Company competes for personnel with in-house MIS departments and other IT services firms. In general, the Company seeks to hire professionals who have substantial experience either with an in-house MIS department or another IT services firm. The Company recruits worldwide by soliciting resumes generated by advertisements in trade journals and major city newspapers. Employee referrals are another major source of recruiting leads. In addition, the Company’s web site on the Internet (www.scb.com) is used for recruiting. Most of the Company’s recruiters have technical or IT sales backgrounds and understand the skill sets needed for the project for which they are recruiting.

Competition

     The IT services market is highly competitive and is not dominated by a single company or a small number of companies. The Company believes that its principal competitors, categorized according to the services performed, are as follows: (1) consulting - International Business Global Services (“IBM”), CACI International, Inc., Affiliated Computer Services, Inc., Tier Technologies, Inc., Accenture Ltd, Computer Horizons Corporation, CIBER, and Electronic Data Systems Corporation (“EDS”); (2) outsourcing - IBM, EDS, Perot Systems Corporation, Computer Sciences Corporation, Affiliated Computer Services, Inc., American Management Systems, Inc., BAE Systems, Lockheed Martin, Traywick, ManTech, PROSOFT, SAIC and Accenture Ltd; and (3) professional staffing – CIBER, SAIC, Keane, Inc., and Analysts International Corp.

     The Company believes that the principal competitive factors in the IT services industry are (1) responsiveness to clients’ needs and speed in delivering IT solutions; (2) effectiveness of delivered solutions as measured through cost reductions and improvements in price/performance ratios; (3) output per employee as reflected in utilization rates; (4) quality of service; (5) price; and (6) technical expertise. The Company believes that it competes favorably with respect to these factors.

     The Company also competes for the hiring and retention of management and other professional personnel. See “Business - Personnel and Recruiting” in Part 1, Item 1 of this Form 10-K. In connection with professional staffing engagements, particularly in situations where the Company is one of a number of approved vendors, the Company competes to provide services based on the relative qualifications of its personnel.

Potential Liability to Customers

     Many of the Company’s engagements involve projects that are critical to the operations of its customers’ businesses and provide benefits that may be difficult to quantify. Any failure in a customer’s system could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. The Company attempts to contractually limit its liability for damages arising from negligent acts, errors, mistakes and omissions in rendering its IT services. The Company also maintains general liability insurance coverage, including coverage for errors or omissions. Although the Company believes that the insurance coverage is adequate in scope and amount, there can be no assurance that such coverage will continue to be available on acceptable terms or sufficient to cover one or more large claims. Furthermore, any litigation, regardless of its outcome, could result in substantial costs to the Company, diversion of management’s attention from operations, and negative publicity, any of which could adversely affect the Company’s results of operations and financial condition.

Executive Officers of The Registrant

     The table below sets forth information with respect to the business experience of the Company’s executive officers during at least the past five years.

Name	Age	Position and Term

T. Scott Cobb	66	Mr. Cobb is a co-founder of the Company and has been its Chief Executive Officer and President since 2000. He previously served the Company as Chairman of the Board (1984-1999) and President (1984-1996). Mr. Cobb was a partner in Seltmann, Cobb & Bryant, the Company’s predecessor, from its formation in 1976 to 1984. He is the father of Jeffrey S. Cobb.

Name	Age	Position and Term

Michael J. Boling	56	Mr. Boling has been Executive Vice President of Finance and Administration and Chief Financial Officer of the Company since 2002 and its Treasurer since 2000. From 1999 to 2002 Mr. Boling was Executive Vice President of Finance and Chief Financial Officer. Prior to joining the Company, he was President and Chief Operating Officer of TBN of Tennessee, Inc. (“TBN”), a management company that provides information processing services to affiliated companies in the home health care business, from 1998 to 1999. Mr. Boling was a partner with PricewaterhouseCoopers LLP and its predecessor, Coopers & Lybrand LLP, from 1991 to 1998. He was an accountant with Ernst & Young LLP and its predecessor, Arthur Young & Company, from 1976 to 1991 and became a partner there in 1982.

Jeffrey S. Cobb	41	Mr. Cobb has been Executive Vice President and Chief Operating Officer of the Company since 2002. He previously served the Company as Executive Vice President and Chief Operating Officer of Professional Services (1998-2002), Executive Vice President of Operations (1995-1998), Senior Vice President of Operations and Administration (1992-1995), Director of Projects (1990-1992), and Director of Recruiting (1989-1990). He is the son of T. Scott Cobb.

Steven H. Smith	48	Mr. Smith has been Executive Vice President of State Government Services since 2001. He previously served the Company as Executive Vice President of National Sales (2000-2001), Senior Vice President of Marketing (1995-2000), Senior Vice President of Marketing and Recruiting (1990-1995), Vice President of Sales (1989-1990), and Sales Representative (1986-1989)

ITEM 2.	PROPERTIES

     The Company leases its corporate headquarters building in Memphis, Tennessee, under a lease expiring in June 2009. The Company leases sales offices in Montgomery, Alabama; Phoenix, Arizona; Little Rock, Arkansas; Jacksonville, Florida; Baton Rouge, Louisiana; Frankfort, Kentucky; Indianapolis, Indiana; Jackson, Mississippi; Nashville, Tennessee; Dallas, Texas; Austin, Texas; Cary, North Carolina; Madison, Wisconsin; Columbia, South Carolina; Overland Park, Kansas, Jefferson City, Missouri; Roseville, Minnesota; Newport News, Virginia; Littleton, Colorado; Norfolk, Virginia; Catonsville, Maryland; and Irmo, South Carolina.

ITEM 3.	LEGAL PROCEEDINGS

     The Company from time to time is subject to various claims and lawsuits arising out of its operations in the ordinary course of business. Management believes that the disposition of such claims and lawsuits will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company’s security holders during the fiscal quarter ended April 30, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption “Market for the Company’s Common Stock” in the Company’s 2003 annual report to shareholders (the “Annual Report”) is incorporated herein by reference in response to this item.

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

     The information to be presented under the captions “Proposal 1 - Election of Directors” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2003 annual meeting of shareholders (the “Proxy Statement”) and the information set forth under the caption “Item 1. Business - Executive Officers of the Registrant” in this report are incorporated herein by reference in response to this item.

ITEM 11.	EXECUTIVE COMPENSATION

     The information to be presented under the captions “Proposal 1 - Election of Directors - How are directors compensated?” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information to be presented under the caption “Stock Ownership - How much common stock do the Company’s management and its largest shareholders own?” in the Proxy Statement is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

     The table below sets forth certain information concerning the Company’s equity compensation plans as of the end of April 30, 2003:

Number of
	securities to be		Number of securities
	issued upon		remaining available for
	exercise of	Weighted average	future issuance under equity
	outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities reflected
Plan Category	and rights	warrants and rights	in column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,871,660	$2.67	727,323
Equity compensation plans not approved by security holders	630,000	0.65	—

Total	4,501,660	$2.39	727,323

     On December 15, 2000, in connection with the modification of its then existing credit facility, the Company granted to the lender a warrant to purchase 250,000 shares of common stock, at an exercise price of $0.31 per share, at any time during the three-year period beginning on January 1, 2001, and ending on January 1, 2004. On July 23, 2001, in connection with obtaining its currently existing credit facility, the Company granted to the lender and a debt placement agent warrants to purchase 80,000 shares and 220,000 shares, respectively, of common stock, at an exercise price of $1.00 per share, at any time during the three-year period beginning on July 23, 2001, and ending on July 23, 2004. In connection with obtaining a term loan to finance part of the purchase price of the Remtech Services, Inc., acquisition, the Company granted to the lender warrants to purchase 80,000 shares of common stock at an exercise price of $0.68 per share with an expiration date of July 23, 2007 and modified the 80,000 warrants previously issued to the lender on July 23, 2001 (referred to above), at origination of the credit facility. The modification decreased the exercise price from $1.00 to $0.68 and extended the expiration date to July 23, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information to be presented under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14.	CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The financial statements incorporated by reference herein are as follows:

     Consolidated Balance Sheets at April 30, 2003 and 2002
     Consolidated Statements of Operations for the Fiscal Years Ended April 30, 2003, 2002 and 2001
     Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended April 30, 2003, 2002 and 2001
     Consolidated Statements of Cash Flows for the Fiscal Years Ended April 30, 2003, 2002 and 2001
     Notes to Consolidated Financial Statements
     Report of BDO Seidman, LLP, Independent Certified Public Accountants

2. Financial Statement Schedules

The financial statement schedule filed as part of this report is as follows:

Schedule II — Valuation and Qualifying Accounts Report of BDO Seidman, LLP, Independent Certified Public Accountants

3. Exhibits

     The exhibits listed in the Exhibit Index following the signature page hereof are filed as part of this report or are incorporated herein by reference.

(b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the three-month period ending April 30, 2003.

i.	Current Report on Form 8-K filed with the SEC on February 7, 2003, announcing the agreement to purchase 100% of the common stock of Remtech Services, Inc. (“Remtech”) by the Company.

ii.	Current Report on Form 8-K filed with the SEC on February 13, 2003, which attached and incorporated by reference the Company’s press release announcing that the Company had entered into a non-binding letter of intent to acquire another government information technology professional services company.

iii.	Current Report on Form 8-K/A filed with the SEC on February 13, 2003, amended the Form 8-K dated February 7, 2003, and disclosed that the Remtech transaction had closed.

iv.	Current Report on Form 8-K filed with the SEC on February 21, 2003, which attached and incorporated by reference the Company’s press release regarding financial results for its third quarter ending January 31, 2003.

v.	Current Report on Form 8-K/A filed with the SEC on April 3, 2003, which attached and incorporated by reference an amendment to the agreement between the Company and Remtech providing that the purchase and sale of Remtech common stock would be treated as effective on February 1, 2003.

vi.	Current Report on Form 8-K/A filed with the SEC on April 4, 2003, which provided financial statements, pro forma financial information and exhibits relating to the Remtech acquisition.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCB COMPUTER TECHNOLOGY, INC.

By:	/s/ T. Scott Cobb
T. Scott Cobb
President and Chief Executive Officer

Date: July 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack R. Blair Jack R. Blair	Chairman of the Board	July 28, 2003

/s/ T. Scott Cobb T. Scott Cobb	Director, President and Chief Executive Officer (Principal Executive Officer)	July 28, 2003

/s/ Michael J. Boling Michael J. Boling	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	July 28, 2003

/s/ Walter M. Grant Walter M. Grant	Director	July 28, 2003

/s/ James E. Harwood James E. Harwood	Director	July 28, 2003

/s/ Robert J. Hunt Robert J. Hunt	Director	July 28, 2003

/s/ Robert G. McEniry Robert G. McEniry	Director	July 28, 2003

/s/ Jim Rout Jim Rout	Director	July 28, 2003

CERTIFICATIONS

Certification
pursuant to and in connection with the
Annual Report on Form 10-K
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

I, T. Scott Cobb, President and Chief Executive Officer, certify that:

     1.     I have reviewed this annual report on Form 10-K of SCB Computer Technology, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003

/s/ T. Scott Cobb T. Scott Cobb President and Chief Executive Officer

Certification
pursuant to and in connection with the
Annual Report on Form 10-K
to be filed under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended

I, Michael J. Boling, Executive Vice President, Chief Financial Officer, and Treasurer certify that:

     1.     I have reviewed this annual report on Form 10-K of SCB Computer Technology, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003

/s/ Michael J. Boling Michael J. Boling Executive Vice President, Chief Financial Officer, and Treasurer

SCB COMPUTER TECHNOLOGY, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E

		ADDITIONS

	BALANCE AT	CHARGED	CHARGED		BALANCE
	BEGINNING	TO COSTS	TO OTHER		AT END
DESCRIPTION	OF PERIOD	AND EXPENSES	ACCOUNTS	DEDUCTIONS	OF PERIOD

Fiscal Year Ended April 30, 2003
Reserves deducted in the balance sheet from the assets to which they apply Allowance for losses on:
Accounts Receivable – Trade	$165	$10	$—	$(15)	$160
Other Assets — Notes Receivable	354	(68)	—	—	286

	$519	$(58)	$—	$(15)	$446

Fiscal Year Ended April 30, 2002
Reserves deducted in the balance sheet from the assets to which they apply Allowance for losses on:
Accounts Receivable – Trade	$624	$(63)	$—	$(396)	$165
Other Assets — Notes Receivable	1,320	(90)	—	(876)	354

	$1,944	$(153)	$—	$(1,272)	$519

Fiscal Year Ended April 30, 2001
Reserves deducted in the balance sheet from the assets to which they apply Allowance for losses on:
Accounts Receivable – Trade	$1,519	$1,317	$—	$(2,212)	$624
Other Assets — Notes Receivable	1,000	320	—	—	1,320

	$2,519	$1,637	$—	$(2,212)	$1,944

S-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders
SCB Computer Technology, Inc.

     The audits referred to in our report dated June 18, 2003, relating to the consolidated financial statements of SCB Computer Technology, Inc., which is incorporated in Item 8 of the Form 10-K by reference to the annual report to shareholders for the year ended April 30, 2003, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

     In our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Memphis, Tennessee
June 18, 2003

S-2

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement dated as of April 29, 2000, among MAXIMUS, Inc., the Company, and Technology Management Resources, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated April 29, 2000). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

2.2	Asset Purchase Agreement dated as of June 12, 2001, among Partners Resources Inc., the Company, Partners Capital Group, Charles A. Vermillion, Scott R. Meyer, and OneNeck IT Services, Corporation (incorporated herein by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 20, 2001). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

2.3	Purchase and Sale Agreement dated April 1, 2002, between Partners Capital Group and CTI Gateway, L.L.C. (incorporated herein by reference to Exhibit 2 to the Company’s current report on Form 8-K dated April 1, 2002). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

2.4	Stock Purchase Agreement dated as of February 4, 2003, by and among the Company, Remtech Services, Inc. (“Remtech”), and Douglas J. Lising and Michael Lebofsky, who are the shareholders of Remtech. Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, a copy of the omitted material to the Securities and Exchange Commission upon request (incorporated herein by reference to Exhibit 2 to the Company’s current report on Form 8-K dated February 7, 2003) as amended by that First Amendment to Stock Purchase Agreement dated as of March 28, 2003, by and among the Company, Remtech, and the Shareholders (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated April 3, 2003.

3.1	Amended and Restated Charter of the Company (incorporated herein by reference to Exhibit 3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1998), as amended by (1) Articles of Merger of SCB Software Services, Inc., a Tennessee corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on June 28, 2001, (2) Articles of Merger of Proven Technology, Inc., a Tennessee corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on June 28, 2001, (3) Articles of Amendment to Amended and Restated Charter of the Company, filed with the office of the Secretary of State for the State of Tennessee on September 21, 2001, (4) Articles of Merger of Technology Management Resources, Inc., a Tennessee corporation, with and into the Company, filed with the office of the Secretary of State for the State of Tennessee on July 10, 2002, (5) Articles of Merger of Delta Software Systems, Inc., a Tennessee corporation, with and into the Company filed with the office of the Secretary of State for the State of Tennessee on November 18, 2002, and (6) Articles of Merger of Partners Capital Group, a California corporation, with and into the Company, filed with the Secretary of State for the State of Tennessee on December 2, 2002. (Items (1), (2) and (3) are incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2001; Item (4) is incorporated herein by reference to Exhibit 3.1, the Company’s annual report on Form 10-K for the year ended April 30, 2002; Items (5) and (6) are incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2002).

3.2	Amended and Restated Bylaws of the Company effective as of December 5, 2001 (incorporated herein by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2001).

4.1	Specimen certificate evidencing the Company’s common stock (incorporated herein by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 33-80707)).

4.2	Article 7 of the Amended and Restated Charter of the Company, as amended (included in Exhibit 3.1 hereto, which is incorporated herein by reference to Exhibit 3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 1998).

EI-1

Exhibit
Number	Description of Exhibit

10.1*	Loan and Security Agreement dated as of July 23, 2001, among the Company, SCB Computer Technology of Alabama, Inc., Partners Resources Inc., and Foothill Capital Corporation, as agent and lender (incorporated herein by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2001), as amended by First Amendment to Loan and Security Agreement dated as of March 27, 2002, among the parties (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002), as amended by Second Amendment to Loan and Security Agreement dated as of September 19, 2002, among the parties (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002, and as amended by Third Amendment to Loan and Security Agreement dated as of February 6, 2003, among the parties. Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

10.2+	SCB Computer Technology, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-80707)).

10.3+	SCB Computer Technology, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement dated September 25, 1998), as amended by (1) Amendment No. 1 to 1997 Stock Incentive Plan dated as of November 3, 1998, (2) Amendment No. 2 to 1997 Stock Incentive Plan dated as of December 14, 1999, and (3) Amendment No. 3 to 1997 Stock Incentive Plan dated as of August 7, 2000 (Items (1), (2) and (3) are incorporated herein by reference to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2000).

10.4+	Employment Agreement with T. Scott Cobb dated November 1, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2002).

11	Computation of Earnings Per Share (included in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2003 annual report to shareholders filed as Exhibit 13 hereto).

13*	Portions of the Company’s 2003 annual report to shareholders that are expressly incorporated by reference herein.

21*	Subsidiaries of the Company.

23*	Consent of BDO Seidman, LLP.

99.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	All or part of this exhibit is filed herewith.

+	This is a management contract or compensatory plan or arrangement.

EI-2