Form 10-Q
period 2003-07-31
SCB COMPUTER TECHNOLOGY INC
filed 2003-09-11
CIK 1005268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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
if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

     At September 3, 2003, there were 25,294,954 shares of common stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.1 FOURTH AMEND TO LOAN & SECURITY AGREEMENT
EX-10.2 LOAN AGREEMENT
EX-10.3 INTERCREDITOR AGREEMENT
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

SCB COMPUTER TECHNOLOGY, INC.

QUARTERLY REPORT ON FORM 10-Q

		Page

Cautionary Note About Forward-Looking Statements		1
Part I – Financial Information
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	16
Item 4.	Controls and Procedures	16
Part II – Other Information
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18
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

     Forward-looking statements are subject to a number of risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical or anticipated results. These factors include, but are not limited to, the potential for the Company’s business relationships with its significant customers to change or deteriorate; the potential early termination of the Company’s IT service contracts without penalty; the potential for the Company’s customers to reduce their IT services outsourcing for various reasons, including federal and state budgetary constraints; the Company’s potential liability to its customers in connection with the provision of IT services; the Company’s potential inability to attract, develop and retain qualified IT employees; the potential for customers to hire the Company’s employees; potential changes in the utilization and productivity rates of the Company’s IT employees; the Company’s dependence on key management personnel; the types and mix of IT services that the Company performs during any particular period; potential changes in the Company’s gross profit due to a variety of factors, including increased wage and benefit costs that are not offset by billed rate increases; the Company’s potential inability to finance, sustain and manage growth; the Company’s potential inability to develop or acquire additional IT service offerings; the Company’s potential inability to effectively identify, integrate and manage acquired businesses, including Remtech Services, Inc. and National Systems & Research Co.; the Company’s increased leveraged position as a result of the Remtech Services, Inc. and National Systems & Research Co. acquisitions; the potential effects of competition; the potential outcome of possible litigation involving the Company; the potential effects of governmental audits of direct and indirect costs for the Company’s U.S. Federal government contracts; the Company’s decision to focus on its core competencies of IT outsourcing, consulting and professional staffing; and potential deterioration in the condition of the U.S. economy and the IT services industry.

     The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events occurring or circumstances existing after the date hereof or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2003	April 30, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115	$1,112
Accounts receivable, net of allowance of $165 and $160, respectively	16,517	15,969
Refundable income taxes	594	574
Deferred income taxes	2,013	2,028
Prepaid expenses and other current assets	1,354	1,590

Total current assets	20,593	21,273
Fixed assets:
Furniture, fixtures and equipment	37,155	37,059
Accumulated depreciation	(26,226)	(25,248)

Net	10,929	11,811
Goodwill	5,158	5,150
Other intangible assets, net of accumulated amortization of $580 and $290, respectively	4,410	4,700
Deferred income taxes – long-term	8,422	8,991
Other long-term assets	1,445	1,310

Total assets	$50,957	$53,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,023	$2,161
Accrued expenses	6,909	7,364
Current portion of long-term debt	6,212	5,907
Deferred revenue	471	1,296

Total current liabilities	15,615	16,728
Long-term debt	13,861	15,975
Shareholders equity:
Common stock	251	250
Treasury stock, at cost	(487)	(487)
Additional paid-in capital	40,806	40,807
Retained earnings (deficit)	(19,089)	(20,038)

Total shareholders’ equity	21,481	20,532

Total liabilities and shareholders’ equity	$50,957	$53,235

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for earnings per share)
(unaudited)

	Three Months
	Ended
	July 31,

	2003	2002

Revenue	$28,582	$21,796
Cost of services	21,447	16,359

Gross profit	7,135	5,437
Selling, general and administrative expenses	5,218	4,725

Income from operations	1,917	712
Net interest expense	420	288
Other income	71	113

Income before income taxes	1,568	537
Income tax expense	619	212

Net income	$949	$325

Net income per share — basic	$0.04	$0.01

Net income per share — diluted	$0.04	$0.01

Weighted average number of common shares — basic	24,347	24,985

Weighted average number of common shares — diluted	25,039	25,228

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended July 31,

	2003	2002

Operating Activities
Net income	$949	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for bad debts	4	(72)
Depreciation and amortization	1,288	1,347
Deferred income taxes	583	212
Changes in operating assets and liabilities:
Accounts receivable	(552)	2,611
Refundable income taxes	(19)	741
Prepaid expenses and other assets	93	443
Accounts payable	(144)	19
Accrued expenses and other liabilities	(1,274)	(1,375)

Net cash provided by operating activities	928	4,251

Investing Activities
Purchases of fixed assets	(117)	(105)

Net cash used in investing activities	(117)	(105)

Financing Activities		—
Borrowings on long-term debt	741	—
Payments on long-term debt	(1,738)	(1,929)
Net borrowings (repayments) under revolving loan	(811)	(2,116)

Net cash used in financing activities	(1,808)	(4,045)

Net increase (decrease) in cash and cash equivalents	(997)	101
Cash and cash equivalents at beginning of period	1,112	354

Cash and cash equivalents at end of period	$115	$455

Supplemental Disclosures of Cash Flow
Interest paid	$476	$327
Income taxes paid	$71	$37

See accompanying notes to condensed consolidated financial statements.

SCB COMPUTER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of July 31, 2003, and the results of operations and cash flows for the three-month periods ended July 31, 2003 and July 31, 2002. Operating results for the period ended July 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, filed with the Securities and Exchange Commission.

2.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income per share):

	Three Months
	Ended
	July 31,

	2003	2002

Net income	$949	$325

Denominator for basic earnings per share — weighted average shares	24,347	24,985

Effect of dilutive securities-stock options	691	243

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	25,039	25,228

Net income per share — basic	$0.04	$0.01

Net income per share — diluted	$0.04	$0.01

3.	INTANGIBLE ASSETS

Intangible assets resulted from the Company’s acquisition of Remtech Services, Inc. (“RSI”) during the year ended April 30, 2003. The intangible assets identified during the Company’s valuation of RSI’s assets at the date of acquisition include purchased customer contracts and non-compete agreements. These intangible assets are being amortized over 3 to 6 years with 5.9 years being the weighted average amortization period. No residual value has been assigned to these identifiable intangible assets. Amortization expense was $290,000 for the quarter ended July 31, 2003. Amortization expense for all of the Company’s intangible assets including goodwill is deductible for

Federal income tax purposes using the straight-line method over a fifteen-year amortization period. Intangible assets consisted of the following at July 31, 2003 (in thousands):

Goodwill	$5,158
Accumulated amortization	—

$5,158

Other intangible assets:
Covenant not to compete agreements	$500
Accumulated amortization	(84)

$416

Purchased customer contracts	$4,490
Accumulated amortization	(496)

$3,994

Total other intangible assets	$4,990
Total accumulated amortization	(580)

$4,410

4.	LONG-TERM DEBT

The Company has a $27.5 million credit facility (the “Credit Facility”) that consists of a $17.5 million revolving loan (the “Revolving Loan”) and a $10.0 million term loan (“Term Loan A”). Additionally, the Company has a three-year, $4.0 million term loan (“Term Loan B”) with another financial institution. The Credit Facility is secured by substantially all the Company’s assets and contains various financial and other covenants. The Company was in compliance with these loan covenants at July 31, 2003.

The interest rate on borrowings under the Revolving Loan is prime plus a margin of 1.0%. At July 31, 2003, the effective annual interest rate under the Revolving Loan was 5.0%. The amount available for borrowing under the Revolving Loan is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable. At July 31, 2003, approximately $4.8 million was available for borrowing under the Revolving Loan. The interest rate on borrowings under Term Loan B is prime plus a margin of 2.0%. At July 31, 2003, the effective annual interest rate under the Term Loan B was 6.0%. The Company is amortizing Term Loan B at the rate of $70,000 of principal plus accrued interest per month.

On February 6, 2003, the Company amended the Credit Facility to allow for an additional $7,700,000 term loan (“Term Loan C”) to be used to finance part of the purchase price of the RSI acquisition. The interest rate on borrowings under Term Loan C is prime plus a margin of 2.25%. At July 31, 2003, the effective annual interest rate under Term Loan C was 6.25%. The Company is amortizing Term Loan C at the rate of $192,500 of principal plus accrued interest per month for forty months.

In April 2003, the Company purchased approximately $7.3 million of computer equipment to be used on one of its outsourcing projects. The vendor financed this equipment until the Company finalized its long-term financing with a financial institution. On June 15, 2003, the Company entered into a forty-month term loan (“Term Loan D”) and used the proceeds to pay the computer equipment vendor. The vendor liability was reflected as a note payable in the Company’s April 30, 2003 financial statements. Term Loan D bears interest at a fixed rate of 4.625% and is secured by the computer equipment purchased with the proceeds of the loan.

Long-term debt consisted of the following at July 31, 2003 (in thousands):

Revolving Loan	$5,466
Term Loan B	857
Term Loan C	6,101
Term Loan D	6,349
Notes payable to former RSI shareholders	1,300

20,073
Less: current portion	(6,212)

$13,861

As discussed in Note 9, the Company’s debt increased by approximately $13,000,000 on September 3, 2003 due to the Company’s purchase of all the outstanding stock of National Systems & Research Co. Also, as discussed in Note 9, on August 29, 2003, the Company obtained a new senior credit facility, the proceeds of which were used to refinance the existing Credit Facility, Term Loans C and D, and to finance the cash portion of the acquisition of NSR.

5.	SEGMENT INFORMATION

During the first quarter of fiscal 2004, the Company operated within three business segments, State and Local Government, Federal Government and Commercial, as defined by its customer markets. The Company is presenting the following summarized financial information concerning the Company’s operating segments for each of the fiscal quarters ended July 31, 2003 and 2002 (in thousands):

	Three Months Ended July 31,

	2003	2002

Revenue:
State and Local Government	$12,090	$13,518
Federal Government	10,462	—
Commercial	6,030	8,278

Total	$28,582	$21,796

Income from Operations:
State and Local Government	$2,000	$1,771
Federal Government	957	—
Commercial	1,220	1,406
Corporate	(2,260)	(2,465)

Total	$1,917	$712

The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. There are no inter-segment sales. Long-term assets consist of goodwill and fixed assets. Corporate services, consisting of general and administrative services, are provided to the segment from a centralized location. In addition, substantially all the sales and recruiting workforce are contained in the core operations segment.

6.	STOCK REPURCHASE PROGRAM

The Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $2.0 million of common stock. The stock repurchase program authorizes the Company to repurchase shares of its common stock from time to time in the open market and through privately negotiated transactions. The Company will base its decisions to repurchase shares on the prevailing market conditions, the availability of cash to fund the repurchases, and other relevant factors. All repurchases will be conducted in accordance with applicable laws, rules and regulations and the limitations imposed under the Company’s credit facility. Repurchased shares of common stock will be added to the Company’s treasury shares and will be available for future corporate uses. The cost of the shares purchased is recorded as treasury stock, which reduces the amount of total shareholders’ equity. The Company may discontinue the stock repurchase program at any time. The Company did not purchase any shares of its common stock during the three-month period ended July 31, 2003. As of July 31, 2003, the Company has 699,800 shares of its common stock held as treasury shares.

7.	RELATED-PARTY TRANSACTIONS

In the first quarter of fiscal 2004, the Company paid IT Resources Solutions.net, Inc. (“ITRS”), a minority owned business, $12,000 for marketing and management services in the northeastern United States, $4,000 for the lease of an office to house an SCB sales account representative and storage facilities which SCB uses to store furniture and miscellaneous office items from a closed SCB office in New York, and $3,172 for contract labor used on the Company’s projects. Kenneth J. Cobb, the son of T. Scott Cobb, is a shareholder of ITRS.

8.	LITIGATION AND LEGAL PROCEEDINGS

The Company from time to time is subject to various claims and lawsuits arising out of its operations in the ordinary course of business. Management believes that the disposition of such claims and lawsuits will not have a material adverse effect on the Company’s financial condition or results of operations.

9.	SUBSEQUENT EVENTS

On May 28, 2003, the Company, National Systems & Research Co. (“NSR”), and the shareholders of NSR, (the “Shareholders”), entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which the Company agreed to purchase and the Shareholders agreed to sell 100% of the outstanding common stock of NSR subject to the resolution of certain contingencies. On August 29, 2003, all of the closing contingencies were resolved, and the Agreement was finalized and funded on September 4, 2003. Pursuant to the Agreement, the Company paid cash in the amount of $8,850,000, issued unsecured, subordinated promissory notes in the amount of $5,100,000 (the “Notes”) to the Shareholders and issued the shares of the Company’s common stock valued at $1,700,000 to the Shareholders in consideration of the sale of all the outstanding shares of common stock of NSR (the “Shares”). At closing the Shareholders purchased approximately $950,000 of NSR’s assets from the Company. The purchase price was determined by arms’ length negotiation between the parties, taking into account the historical operating results and existing customer relationships of NSR’s business.

On August 29, 2003, the Company obtained a new senior credit facility (the “Senior Credit Facility”) with another financial institution, the proceeds of which were used to refinance the existing Credit Facility, Term Loans C and D, and to partially finance the cash consideration for the acquisition of NSR. The remainder of the cash consideration was funded by acquired cash of approximately $1,000,000 and sales proceeds of NSR assets of approximately $950,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the Company’s condensed consolidated financial statements, including the notes thereto, in this report.

Overview

     In fiscal 2001, management re-evaluated the Company’s strategic direction and concluded that while the acquisition and diversification strategy followed by the Company since fiscal 1997 had grown revenues at a robust rate, the Company’s net income had declined over the same period. Accordingly, management changed the Company’s business development strategy to focus on its historical core competencies of providing IT consulting, outsourcing, and professional staffing services (the “core operations”). A portion of that change in strategic direction included focusing on the Company’s strengths with government customers and adding agencies of the U.S. Federal government as customers. As a result of the change in strategic direction, beginning in fiscal 2001 and continuing through fiscal 2002, the Company disposed of several underperforming business units. These non-core business units were engaged in specialized policy consulting, computer hardware and specialty software sales, enterprise resource planning, and computer equipment leasing (the “non-core operations”). All of the Company’s non-core operations were disposed as of April 1, 2002. Beginning in fiscal 2003, the Company implemented a strategic acquisition plan focused on growing its core operations through acquiring companies with heavy concentrations in the government market, primarily the U.S. Federal government market. The Company completed its first acquisition under its plan with the purchase of Remtech Services, Inc. (“RSI”) on February 6, 2003. On May 28, 2003, the Company entered into a definitive agreement to acquire a second company, National Systems & Research Co. (“NSR”). This acquisition closed on August 29, 2003 and was funded on September 4, 2003, subsequent to the end of the first fiscal quarter.

     The Company provides information technology (“IT”) professional services to its customers. These IT professional services are designed based upon the specific needs and requirements of the customer. Accordingly, the Company offers its customers a wide range of IT professional services that typically are designed to evaluate all phases of customers’ projects, from front-end needs assessment surveys to detailed design and implementation of appropriate systems. The Company delivers these IT services through three forms of projects: a) Consulting, b) Outsourcing/Facilities Management, and c) Professional Staffing. In the first quarter of fiscal 2004 and 2003, the Company’s revenue from professional staffing, outsourcing, and consulting accounted for the following percentages of total revenue:

	Three Months Ended
	July 31,
SERVICES	2003	2002

Professional Staffing	44%	75%
Outsourcing	46%	15%
Consulting	10%	10%

     The Company’s strategy of expanding its business in the government consulting sector into Federal contracting has produced both benefits and risks to the Company. Management believes that the success of the strategy is demonstrated by increased shareholder value and further definition of the Company as a market leader in the area of government information technology consulting and solutions. This has produced a much greater concentration of the business of the Company in the government consulting sector, and increased the Company’s reliance on contracts cancelable on short notice with federal, state and local government customers which are subject to budgetary restraints. Because a portion of this strategy utilized acquisitions, the Company’s long term debt level under its current facility has increased from $5,031,000 as of January 31, 2003, prior to the RSI acquisition, to $20,073,000 as of July 31, 2003. Subsequent to the end of the first fiscal quarter, debt was increased further by $13,000,000 on September 4, 2003 in connection with the Company’s acquisition of NSR. Management is aggressively managing each of these areas. As an example, a senior member of Company Management is assigned to each large customer of the Company in order to give personal attention to management of the relationship. Management believes that its aggressive management of these and other risks will enable the Company to realize the full value attainable from its government contracting strategy.

     During the first quarter of fiscal 2004, the Company performed IT services for customers in three distinct markets as discussed above: state and local governments, agencies of the U.S. Federal government and commercial enterprises. In the first quarter of fiscal 2004 and 2003, the Company’s revenue from these three markets accounted for the following percentages of total revenue:

	Three Months Ended
	July 31,
MARKETS	2003	2002

State & Local Government	42%	62%
Federal Government	37%	—
Commercial enterprises	21%	38%

     The Company believes that it is a leading provider of IT services to state and local governments in the U.S. and this strong presence in that market creates a competitive advantage and market differentiator for the Company.

     The Company’s fiscal year extends from May 1 through the following April 30. The Company’s third fiscal quarter ending January 31, in which the number of holidays and vacation days reduces employees’ billable hours, generally produces lower revenue and profitability in comparison to the other three fiscal quarters. The Company generally recognizes revenue as services are performed.

Results of Operations

     Comparison of First Quarter of Fiscal 2004 to First Quarter of Fiscal 2003

REVENUE AND INCOME FROM OPERATIONS. The Company’s revenue increased 31.1% to $28.6 million in the first quarter of fiscal 2004 from $21.8 million in the first quarter of fiscal 2003. The Company’s revenue in the first quarter of fiscal 2004 was increased $10.5 million from the first quarter of fiscal 2003 due to the acquisition of RSI. Absent the acquisition of RSI, revenue decreased $3.7 million due to the general decline in the information technology market, employees hired by clients, increased competition for state and local government proposals, and a slight shift in commercial customers outsourcing services to offshore companies.

Excluding the employees that were added as a result of the RSI acquisition, the Company’s average billable headcount decreased 22.2% to 501 from 644 in the first quarter of fiscal 2004 and 2003, respectively. The RSI acquisition added 587 billable employees. The Company’s average hourly billing rate for the operations, excluding RSI, decreased 0.9% to $60.39 in fiscal 2004 from $60.92 in fiscal 2003.

The Company’s gross margin improved from 24.9% for the first quarter of fiscal 2003 to 25.0% for the first quarter of fiscal 2004 due in part to management’s ongoing effort to reduce direct cost or increase bill rates for less profitable accounts. Excluding RSI gross profit increased to 28.1% during the first quarter of 2004 from 24.9% during the first quarter of fiscal 2003. RSI’s gross profit was 19.6%, an increase from %16.6 for the same three month period a year earlier when it was a privately owned company.

The Company’s income from operations increased from 3.3% of revenue in the first quarter of fiscal 2003 to 6.7% of revenue in the first quarter of fiscal 2004 due to several cost reduction measures, including salary and benefit reductions, downsizing facilities and reducing other general field overhead costs, and the acquisition of RSI.

CORPORATE EXPENSES. The Company’s corporate expenses decreased 8.3% to $2.3 million in the first quarter of fiscal 2004 from $2.5 million in the first quarter of fiscal 2003. The decrease in corporate expenses was due to management’s cost-reduction efforts, which primarily focused on salaries and travel-related expenses, and reduced professional fees.

NET INTEREST EXPENSE. The Company’s net interest expense increased 45.8% to $0.4 million in the first quarter of fiscal 2004 from $0.3 million in the first quarter of fiscal 2003 due primarily to the debt incurred in connection with the acquisition of RSI offset by a general decline in interest rates.

TAX RATE. The Company’s effective tax rate for the first quarter of fiscal 2004 and 2003 was 39.5%.

Reliance Upon Government Contracting and Significant Customers

The Company earns a significant portion of its revenue from relatively few customers. In the first quarter of fiscal 2004 and 2003, the Company’s five largest revenue-generating customers accounted for 42% and 57% of its revenue, respectively. The decrease from fiscal 2003 to fiscal 2004 was mainly as a result of the increased revenue from the acquisition of RSI. In the first quarter of fiscal 2004, the following customers each accounted for 10% or more of the Company’s revenue: State of Kentucky (11%) and State of Tennessee (10%).

Generally, the Company’s contracts with its top ten clients, in accordance with industry practice, are cancelable on short notice and without penalty (except with respect to the Company’s larger outsourcing contracts), provide for monthly payment of fees, and establish other basic terms such as the hourly billing rates for each type of Company professional who performs work pursuant to the contract. Some contracts specifically define the services to be performed pursuant to the contract, while other contracts, particularly professional staffing contracts, merely establish the basic parameters of the work (i.e., the system to be evaluated, designed or maintained) and require that additional work orders be submitted for services to be performed. The Company is the exclusive service provider under certain contracts, while other contracts, particularly professional staffing contracts, specifically allow the client to engage other vendors for the projects covered by the contract. The Company had orders at July 31, 2003 of approximately $184 million, in comparison to orders of approximately $16 million at July 31, 2002. Because the Company’s clients can cancel or reduce the scope of their engagements on short notice, the Company does not believe that backlog is a reliable indication of future business. The backlog set forth above excludes any contracts and open work orders the Company has for its Professional Staffing business (which represents approximately 44% of revenue).

Liquidity and Capital Resources

DEBT. The Company has a $27.5 million credit facility (the “Credit Facility”) that consists of a $17.5 million revolving loan (the “Revolving Loan”) and a $10.0 million term loan (“Term Loan A”).The Company has a three-year, $4.0 million term loan (“Term Loan B”) with another financial institution. The Credit Facility is secured by substantially all the Company’s assets and contains various financial and other covenants. The Company was in compliance with these loan covenants at July 31, 2003.

The interest rate on borrowings under the Revolving Loan is prime plus a margin of 1.0%. At July 31, 2003, the effective annual interest rate under the Revolving Loan was 5.0%. The amount available for borrowing under the Revolving Loan is limited to 85% of billed accounts receivable plus 70% of unbilled accounts receivable. At July 31, 2003, approximately $4.8 million was available for borrowing under the Revolving Loan. The interest rate on borrowings under Term Loan B is prime plus a margin of 2.0%. At July 31, 2003, the effective annual interest rate under Term Loan B was 6.0%. The Company is amortizing Term Loan B at the rate of $70,000 of principal plus accrued interest per month.

On February 6, 2003, the Company amended the Credit Facility to allow for an additional $7.7 million term loan (“Term Loan C”) to be used to finance part of the purchase price of the RSI acquisition. The interest rate on borrowings under Term Loan C is prime plus a margin of 2.25%. At July 31, 2003, the effective annual interest rate under Term Loan C was 6.25%. The Company is amortizing the Term Loan C at the rate of $192,500 of principal plus accrued interest per month for forty months.

In April 2003, the Company purchased approximately $7.3 million of computer equipment to be used on one of its outsourcing projects. This equipment was financed by the vendor until the Company finalized its long-term financing with a financial institution. On June 15, 2003, the Company entered into a forty-month term loan (“Term Loan D”) which was used to pay the computer equipment vendor. This vendor liability was reflected as a note payable in the Company’s April 30, 2003 financial statements. Term Loan D bears interest at a fixed rate of 4.625% and is secured by the computer equipment purchased with the proceeds of the loan.

In connection with obtaining Term Loan C, the Company granted to the lender warrants to purchase 80,000 shares of common stock at an exercise price of $0.68 per share with an expiration date of July 23, 2007 and modified 80,000 warrants issued to the lender at origination of the Credit Facility. The modification decreased the exercise price from $1.00 to $0.68 and extended to the expiration date to July 23, 2007. On July 3, 2003, outstanding warrants to purchase 220,000 shares of common stock at an exercise price of $1.00 were exercised in a non-cash transaction. The Company issued 87,230 shares of its common stock in exchange for the warrants to purchase 220,000 shares of common stock. At July 31, 2003, the Company has outstanding warrants to purchase 250,000 shares of common stock, at an exercise price of $0.31 per share, which expire on January 1, 2004 and 160,000 shares at an exercise price of $0.68, which expire on July 23, 2007.

The following is a summary of long-term debt at July 31, 2003 (in thousands):

Revolving Loan	$5,466
Term Loan B	857
Term Loan C	6,101
Term Loan D	6,349
Notes payable to former RSI shareholders	1,300

$20,073

On August 29, 2003, the Company obtained a new senior credit facility (the “Senior Credit Facility”) with another financial institution, the proceeds of which were used to refinance the existing Credit Facility, Term Loans C and D, and to partially finance the cash portion of the acquisition of NSR. In connection with obtaining the Senior Credit Facility, the Company amended warrants to purchase 250,000 shares of common stock previously granted to one of the participating lenders in the Senior Credit Facility by extending the expiration date of these warrants from January 1, 2004 to January 2007.

OPERATING CASH FLOW. In addition to the above credit facilities, the Company funds its operations from cash generated by operations. The Company’s operating activities provided net cash of approximately $0.9 million and $4.3 million for the first quarter of fiscal year 2004 and 2003, respectively. The primary reason for the decrease from fiscal 2003 to 2004 was $0.7 million in income tax refunds received during fiscal 2003 and $3.2 million less in cash from accounts receivable.

CAPITAL EXPENDITURES. The Company’s capital expenditures primarily relate to computer equipment purchases for use by the Company’s professionals and on outsourcing projects. Capital expenditures was $0.1 million in the first quarter of fiscal 2004 and 2003. The Company does not expect to incur substantial capital expenditures in fiscal 2004 except to the extent required for new or revised outsourcing engagements.

BUSINESS ACQUISITION. On May 28, 2003, the Company, National Systems Research, Co. (“NSR”), and the shareholders of NSR, (the “Shareholders”), entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which the Company agreed to purchase and the Shareholders agreed to sell 100% of the outstanding common stock of NSR. Pursuant to the Agreement on September 4, 2003, the Company completed the acquisition and paid cash in the amount of $8,850,000, issued unsecured, subordinated promissory notes in the amount of $5,100,000 (the “Notes”) to the Shareholders and issued the Shareholders shares of the Company’s common stock valued at $1,700,000 in consideration of the sale of all the outstanding shares of common stock of NSR (the “Shares”). At closing the Shareholders paid the Company approximately $1,000,000 to purchase certain assets of NSR. The purchase price was determined by arms’ length negotiation between the parties, taking into account the historical operating results and existing customer relationships of NSR’s business.

WORKING CAPITAL. At July 31, 2003, the Company had working capital of $5.0 million (including $0.1 million in cash and cash equivalents), a 10.0% increase from $4.5 million at April 30, 2003. The increase in working capital was primarily due to a $0.8 million decrease in deferred revenue as a result of a contractual change in the timing of billings on one of the Company’s outsourcing agreements.

STOCK REPURCHASE PROGRAM. The Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $2.0 million of common stock. The stock repurchase program authorizes the Company to repurchase shares of its common stock from time to time in the open market and through privately negotiated transactions. The Company will base its decisions to repurchase shares on the prevailing market conditions, the availability of cash to fund the repurchases, and other relevant factors. All repurchases will be conducted in accordance with applicable laws, rules and regulations and the limitations imposed under the Company’s credit facility. Repurchased shares of common stock will be added to the Company’s treasury shares and will be available for future corporate uses. The cost of the shares purchased is recorded as treasury stock, which reduces the amount of total shareholders’ equity. The Company may discontinue the stock repurchase program at any time. The Company did not purchase any shares of its common stock during the three-month period ended July 31, 2003. As of July 31, 2003, the Company has 699,800 shares of its common stock held as treasury shares.

Under the Company’s new Senior Credit Facility, the Company can repurchase shares with a total cost up to 50% of the prior quarter’s “excess cash flow” as defined in the loan agreement, provided that the Company’s collateral is greater than 175% of the outstanding borrowings after the repurchase.

FUTURE LIQUIDITY REQUIREMENTS. Although it is difficult to predict the Company’s future liquidity requirements, the Company believes that its current cash and cash equivalents, anticipated cash flows from operations, and available borrowings under its credit facility will be sufficient for the foreseeable future to fund the Company’s working capital requirements and operations, make required payments of principal and interest on its debt, and permit future capital expenditures.

As discussed under “Stock Repurchase Program,” the Company will potentially repurchase shares of its common stock from time to time in the open market and through privately negotiated transactions based on the prevailing market conditions, the availability of cash to fund the repurchases, and other relevant factors. At the beginning of each quarter, based upon the prior quarter’s financial performance, the Company will assess its ability to repurchase shares. Based upon current information, the Company cannot repurchase more than $501,000 in common stock during the second quarter ended October 31, 2003.

As discussed under “Business Acquisition”, since the end of the first quarter of fiscal 2004 the Company has completed a stock purchase agreement and financed the acquisition through its new credit facility and seller notes.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A “critical accounting policy” is one, which is both important to the understanding of the financial condition and results of operations of the Company and requires management’s most difficult, subjective or complex judgments often requiring the need to make estimates about the effect of matters that are inherently uncertain. The Company’s accounting policies that fit this definition include the following:

REVENUE RECOGNITION. The Company recognizes revenue as professional services are performed. The Company is compensated for its services on either a time and materials, fixed fee per month, cost-plus-fee or fixed fee per project basis.

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

The majority of the Company’s revenue, approximately 83%, is billed on a time and materials basis. Some time and materials contracts contain a cap on the number of hours to be worked, in which case the hours are monitored to help prevent exceeding the cap.

Approximately 2% of the Company’s revenue is performed on a fixed fee per project basis. In instances where the Company accepts an engagement on a fixed fee per project basis, the Company records revenue on a percentage of completion basis based upon performance milestones. The Company’s agreement with the client calls for the billing of fees at specified increments not directly related to the timing of costs incurred. The Company records deferred revenue for payments received from certain customers on service contracts prior to the performance of services required under the service contract. Estimated losses are recorded when identified.

Approximately 15% of the Company’s revenue is performed on a cost-plus basis. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus expenses incurred.

Revenue from maintenance support services is nonrefundable and is generally recognized on a straight-line basis over the term of the service agreement. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined.

The Company’s U.S. Government contracts (approximately 37% of total revenue in the first quarter of fiscal 2004) are subject to subsequent government audit of direct and indirect costs. The majority of such audits have been completed through December 2000. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

INCOME TAXES. The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized based primarily on management’s calculations of estimated probable future taxable income over the next several years. The Company does not have a deferred tax asset valuation allowance as of July 31, 2003. Management considers income taxes to be one of the Company’s significant accounting policies because of the estimates and judgment required in predicting probable future taxable income.

NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS 143 did not have a material effect on it’s the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sales-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 are effective for financial statements for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to

certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this interpretation to have a material effect on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The Company does not expect this statement to have a material effect on its financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that three instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company’s quarter beginning August 1, 2003. The Company does not believe adoption of this statement will have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement changes the measurement and timing of recognition for exit costs, including restructuring charges. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Statement is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company’s fiscal 2003 financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures — an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material effect on financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). Substantially all of the Company’s $20.1 million in outstanding debt at July 31, 2003, relates to credit facilities with commercial lending institutions. Interest on the outstanding balance is charged based on a variable rate related to the prime rate. The rate is incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of $201,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from the amounts outstanding at July 31, 2003. The Company does not trade in derivative financial instruments.

Item 4.   Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be disclosed in the Company’s periodic filings with the Securities and Exchange Commission within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

     The exhibits listed in the Exhibit Index following the signature page hereof are filed as part of this report or are incorporated herein by reference.

     (b)   Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the three-month period ending July 31, 2003.

i.	Current Report on Form 8-K filed with the SEC on May 30, 2003, announcing the agreement to purchase 100% of the common stock of National Systems & Research Co. (“NSR”) by the Company.

ii.	Current Report on Form 8-K filed with the SEC on June 3, 2003, which announced that the Company made available a presentation regarding the Company on its website. Such information in the presentation related to financial information about completed fiscal periods.

iii.	Current Report on Form 8-K filed with the SEC on June 19, 2003, which attached and incorporated by reference the Company’s press release regarding financial results for its fourth quarter and fiscal year ending April 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2003

SCB COMPUTER TECHNOLOGY, INC

	By:	/s/ Michael J. Boling

Michael J. Boling Executive Vice President, Chief Financial Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1*	Loan and Security Agreement dated as of July 23, 2001, among the Company, SCB Computer Technology of Alabama, Inc., Partners Resources Inc., and Foothill Capital Corporation, as agent and lender (incorporated herein by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2001), as amended by First Amendment to Loan and Security Agreement dated as of March 27, 2002, among the parties (incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002), as amended by Second Amendment to Loan and Security Agreement dated as of September 19, 2002, among the parties (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002, as amended by Third Amendment to Loan and Security Agreement dated as of February 6, 2003, among the parties, (incorporated herein by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2003), and as amended by Fourth Amendment to Loan and Security Agreement dated as of June 15, 2003, among the parties. Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

10.2*	Loan Agreement dated as of June 15, 2003, by and between the Company and First Tennessee Bank National Association.

10.3*	Intercreditor Agreement dated as of June 15, 2003, by and between the Company, Wells Fargo Foothill, Inc., f/k/a/ Foothill Capital Corporation, The State Bank and Trust Company, and First Tennessee Bank National Association.

11	Computation of earnings per share (included in Note 2 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report)

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	All or part of this exhibit is filed herewith.