Form 10-Q
period 2003-10-31
SCB COMPUTER TECHNOLOGY INC
filed 2003-12-15
CIK 1005268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

     At December 9, 2003, there were 25,302,454 shares of common stock outstanding.

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

     Forward-looking statements are subject to a number of risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical or anticipated results. These factors include, but are not limited to, the potential for the Company’s business relationships with its significant customers to change or deteriorate; the potential early termination of the Company’s IT service contracts without penalty; the potential for the Company’s customers to reduce their IT services outsourcing for various reasons, including federal and state budgetary constraints; the Company’s potential liability to its customers in connection with the provision of IT services; the Company’s potential inability to attract, develop and retain qualified IT employees; the potential for customers to hire the Company’s employees; potential changes in the utilization and productivity rates of the Company’s IT employees; the Company’s dependence on key management personnel; the types and mix of IT services that the Company performs during any particular period; potential changes in the Company’s gross profit due to a variety of factors, including increased wage and benefit costs that are not offset by billed rate increases; the Company’s potential inability to finance, sustain and manage growth; the Company’s potential inability to develop or acquire additional IT service offerings; the Company’s potential inability to effectively identify, integrate and manage acquired businesses, including Remtech Services, Inc. and National Systems & Research Co.; the Company’s increased leveraged position as a result of the Remtech Services, Inc. and National Systems & Research Co. acquisitions; the potential effects of competition; the potential outcome of possible litigation involving the Company; the potential effects of governmental audits of direct and indirect costs for the Company’s U.S. Federal government contracts; the Company’s decision to focus on its core competencies of IT outsourcing, consulting and professional staffing; potential deterioration in the condition of the U.S. economy and the IT services industry; and the receipt of regulatory and shareholder approvals required for the proposed merger with CIBER, Inc., as well as the timing of the anticipated completion and possible conditions of the planned merger and their consequences.

     The Company disclaims any intent and undertakes no obligation to publicly release any revision to or update of any forward-looking statement contained in this report to reflect events occurring or circumstances existing after the date hereof or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31, 2003	April 30, 2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,008	$1,112
Accounts receivable, net of allowance of $372 and $160, respectively	23,061	15,969
Refundable income taxes	77	574
Deferred income taxes	2,320	2,028
Prepaid expenses and other current assets	1,778	1,590

Total current assets	28,244	21,273
Fixed assets:
Furniture, fixtures and equipment	36,630	37,059
Accumulated depreciation	(26,553)	(25,248)

Net	10,077	11,811
Goodwill	10,554	5,150
Other intangible assets, net of accumulated amortization of $968 and $290, respectively	6,882	4,700
Deferred income taxes – long-term	8,831	8,991
Other long-term assets	1,031	1,310

Total assets	$65,619	$53,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,507	$2,161
Accrued expenses	8,727	7,364
Current portion of long-term debt	7,959	5,907
Deferred revenue	1,031	1,296

Total current liabilities	19,224	16,728
Long-term debt	24,071	15,975
Accrued loss on interest rate swap	20	—

Total liabilities	43,315	32,703
Commitments and contingencies
Shareholders equity:
Common stock, $0.01 par, 100,000 shares authorized; 26,002 and 25,025 issued; 700 Treasury shares	260	250
Treasury stock, at cost	(487)	(487)
Additional paid-in capital	42,500	40,807
Retained earnings (deficit)	(19,957)	(20,038)
Accumulated other comprehensive loss	(12)	—

Total shareholders’ equity	22,304	20,532

Total liabilities and shareholders’ equity	$65,619	$53,235

See accompanying notes to condensed consolidated financial statements (unaudited).

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for earnings per share)
(unaudited)

	Three Months		Six Months
	Ended		Ended
	October 31,		October 31,

	2003	2002	2003	2002

Revenue	$31,812	$21,548	$60,394	$43,344
Cost of services	24,405	16,102	45,852	32,461

Gross profit	7,407	5,446	14,542	10,883
Selling, general and administrative expenses	6,499	4,177	11,717	8,902

Income from operations	908	1,269	2,825	1,981
Net interest expense	406	261	827	549
Other income	50	32	121	145
Loss on extinguishment of debt	1,985	—	1,985	—

Income (loss) before income taxes	(1,433)	1,040	134	1,577
Income tax expense (benefit)	(566)	411	53	623

Net income (loss)	$(867)	$629	$81	$954

Net income (loss) per share — basic	$(0.03)	$0.03	$0.00	$0.04

Net income (loss) per share — diluted	$(0.03)	$0.03	$0.00	$0.04

Weighted average number of common shares — basic	25,074	24,741	24,753	24,845

Weighted average number of common shares — diluted	25,074	24,979	25,593	25,118

See accompanying notes to condensed consolidated financial statements (unaudited).

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, unaudited)

						Accumulated
				Additional	Retained	Other	Total
	Number of	Common	Treasury	Paid-In	Earnings	Comprehensive	Shareholders’
	Shares	Stock	Shares	Capital	(Deficit)	Loss	Equity

Balance at April 30, 2003	25,025	$250	$(487)	$40,807	$(20,038)	$—	$20,532

Issuance of common stock in connection with the acquisition of NSR	882	9	—	1,691	—	—	1,700
Issuance of common stock in connection with the exercise of employee stock options	8	—	—	3	—	—	3
Issuance of common stock in connection with the exercise of warrants	87	1	—	(1)	—	—	—
Loss on interest rate swap, net of taxes	—	—	—	—	—	(12)	(12)
Net income for the six months ended October 31, 2003	—	—	—	—	81	—	81

Balance at October 31, 2003	26,002	$260	$(487)	$42,500	$(19,957)	$(12)	$22,304

See accompanying notes to condensed consolidated financial statements (unaudited).

SCB COMPUTER TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended October 31,

	2003	2002

Operating Activities
Net income	$81	$954
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for bad debts	38	(439)
Depreciation and amortization	2,686	2,570
Deferred income taxes	5	623
Extinguishment of debt, net of cash prepayment penalty of $746	1,239	—
Changes in operating assets and liabilities:
Accounts receivable	(740)	2,717
Refundable income taxes	505	751
Prepaid expenses and other assets	805	947
Accounts payable	(818)	(465)
Accrued expenses and other liabilities	(716)	(1,190)

Net cash provided by operating activities	3,085	6,468

Investing Activities
Purchases of businesses, net of $937 cash acquired	(13,145)	—
Purchases of fixed assets	(192)	(164)

Net cash used in investing activities	(13,337)	(164)

Financing Activities
Borrowings on long-term debt	31,306	14
Purchases of common stock for treasury	—	(340)
Payments on long-term debt	(21,297)	(3,202)
Net borrowings (repayments) under revolving loan	139	(2,346)

Net cash provided by (used in) financing activities	10,148	(5,874)

Net increase (decrease) in cash and cash equivalents	(104)	430
Cash and cash equivalents at beginning of period	1,112	354

Cash and cash equivalents at end of period	$1,008	$784

Supplemental Disclosures of Cash Flow
Interest paid	$476	$591
Income taxes paid	$71	$45

Supplemental Disclosures of Non-cash Investing and Financing Activities
Common stock issued in NSR acquisition	$1,700	$—
Notes payable issued in NSR acquisition	$5,100	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

SCB COMPUTER TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SCB Computer Technology, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments) considered necessary for the fair presentation of the financial position of the Company as of October 31, 2003, and the results of operations and cash flows for the three-month and six-month periods ended October 31, 2003 and October 31, 2002. Operating results for the period ended October 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, filed with the Securities and Exchange Commission.

2.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income per share):

	Three Months		Six Months
	Ended		Ended
	October 31,		October 31,

	2003	2002	2003	2002

Net income (loss)	$(867)	$629	$81	$954

Denominator for basic earnings per share — weighted average shares	25,074	24,741	24,753	24,845

Effect of dilutive securities-stock options and warrants	—	238	840	273

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	25,074	24,979	25,593	25,118

Net income (loss) per share — basic	$(0.03)	$0.03	$0.00	$0.04

Net income (loss) per share — diluted	$(0.03)	$0.03	$0.00	$0.04

3.     STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the stock option grants. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, a valuation using the fair-value-based accounting method has been made for stock options and accordingly pro forma net income and earnings per share are shown below For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal 2003 and 2002, respectively: risk-free interest rates of 4.50 percent and 5.00 percent; no dividend yield, volatility factors of the expected market price of the Company’s common stock of .866 and .959 and a weighted average expected life of the option of five years. The Company’s pro forma information follows (in thousands, except earnings per share):

	Three Months Ended October 31,		Six Months Ended October 31,

	2003	2002	2003	2002

Net income (loss):
As reported	$(867)	$629	$81	$954
Add: Stock-based employee compensation expense included in net income, net of related tax expense	—	—	—	—
Deduct: Stock-based employee compensation determined under fair value based method for all awards, net of related tax benefit	36	48	78	136

Pro forma - for SFAS 123	$(903)	$581	$3	$818

Net income (loss) per share:
As reported - basic	$(0.03)	$0.03	$0.00	$0.04
As reported - diluted	$(0.03)	$0.03	$0.00	$0.04
Pro forma - for SFAS 123 - basic	$(0.04)	$0.02	$0.00	$0.03
Pro forma - for SFAS 123 - diluted	$(0.04)	$0.02	$0.00	$0.03

4.     ACQUISITION

On May 28, 2003, the Company, National Systems & Research Co. (“NSR”), and the shareholders of NSR, (the “Shareholders”), entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which the Company agreed to purchase and the Shareholders agreed to sell 100% of the outstanding common stock of NSR subject to the resolution of certain contingencies. On August 29, 2003, all of the closing contingencies were resolved, and the Agreement was finalized and funded on September 4, 2003. Pursuant to the Agreement, the Company paid cash in the amount of $8,850,000, issued unsecured, subordinated promissory notes in the amount of $5,100,000 (the “Notes”) to the Shareholders and issued shares of the Company’s common stock valued at $1,700,000 to the Shareholders in consideration of the sale of all the outstanding shares of common stock of NSR (the “Shares”). At closing the Shareholders purchased approximately $950,000 of NSR’s assets from the Company. The purchase price was determined by arms’ length negotiation between the parties, taking into account the historical operating results and existing customer relationships of NSR’s business.

The acquired business provides information technology support services primarily to the federal government, which was one of the primary reasons for the acquisition. As part of this acquisition, 253 employees joined SCB. Approximately $5.5 million of the purchase consideration has been preliminarily allocated to goodwill, based upon the excess of the purchase price over the $8.2 million estimated fair value of net tangible assets and the $2.9 million assigned to identifiable intangible assets acquired. The Company is amortizing these intangible assets over a period of three to nine years. NSR contributed revenue of $4.1 million for the period from September 1, 2003 to October 31, 2003. The following condensed balance sheet discloses the amount assigned to each major assets and liabilities of NSR at the acquisition date (in thousands):

Assets
Cash	$937
Accounts receivable	5,649
Prepaid expenses and other current assets	3,332
Fixed assets	80
Deferred income taxes, net	137
Identifiable intangible assets	2,860
Goodwill	5,480

Total Assets	18,475

Liabilities
Accounts payable	$163
Accrued expenses	1,575
Deferred revenue	240
Total Liabilities	1,978

Net assets allocated	$16,497

Pro Forma Information (unaudited)

The following unaudited pro forma combined condensed statements of operations set forth the consolidated results of operations of the Company for the three months and six months ended October 31, 2003 and 2002 as if the above-mentioned acquisition and the Remtech Services, Inc. acquisition both had occurred on May 1, 2002. This unaudited pro forma information does not purport to be indicative of the actual results that would actually have occurred if the combinations had been in effect for the years ended October 31 (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Revenue	$33.788	$35,916	$68,298	$71,779
Net Income	(874)	1,060	51	1,553
Diluted net income per share	(0.03)	0.04	0.00	0.06

5.     INTANGIBLE ASSETS

Intangible assets resulted from the Company’s acquisitions of Remtech Services, Inc. (“RSI”) during the year ended April 30, 2003 and NSR during the quarter ended October 31, 2003. The intangible assets identified during the Company’s valuation of RSI and NSR net assets at the dates of acquisition include purchased customer contracts and non-compete agreements. These intangible assets are being amortized over 3 to 9 years with 6.8 years being the weighted average amortization period. No residual value has been assigned to these identifiable intangible assets. Amortization expense was $391,000 and $681,000 for the three-month and six-month periods ended October 31, 2003, respectively. Amortization expense for all of the Company’s intangible assets from the RSI acquisition is deductible for Federal income tax purposes using the straight-line method over a fifteen-year amortization period. Amortization expense for the Company’s intangible assets from the NSR acquisition is not deductible for Federal income tax purposes. Intangible assets consisted of the following at October 31, 2003 (in thousands):

Goodwill	$10,554
Accumulated amortization	—

$10,554

Other intangible assets:
Covenant not to compete agreements	$810
Accumulated amortization	(142)

$668

Purchased customer contracts	$7,040
Accumulated amortization	(826)

$6,214

Total other intangible assets	$7,850
Total accumulated amortization	(968)

$6,882

6.     LONG-TERM DEBT

At the beginning of the second fiscal quarter of 2004, the Company had a $27.5 million credit facility (the “Credit Facility”) that consisted of a $17.5 million revolving loan and a $10.0 million term loan with one financial institution. The Credit Facility was secured by substantially all the Company’s assets and contained various financial and other covenants. Additionally, the Company had a $7.3 million term loan (“Term Loan D”) with a second financial institution and a three-year, $4.0 million term loan (“Term Loan C”) with a third financial institution.

On August 29, 2003, the Company obtained a new senior credit facility (the “Senior Credit Facility”) with another financial institution, the proceeds of which were used to refinance the Credit Facility and Term Loan D. The Senior Credit Facility consists of a $17.5 million revolving loan (the “Senior Revolving Loan”), a $5.6 million term loan (“Term Loan A”) and a $6.9 million term loan (“Term Loan B”). The Senior Credit Facility is secured by substantially all the Company’s assets and contains various financial and other covenants including a minimum fixed charge ratio, a minimum asset coverage ratio and a funded debt to EBITDA ratio. The Company was in compliance with these loan covenants at October 31, 2003.

The Company enters into derivative instruments to hedge variable interest payments on certain debt instruments utilizing interest-rate swaps to convert the variable payments into fixed payments. On the date on which the derivative contract is executed, the Company designated the derivatives a cash flow hedges. Changes in derivative fair value that are designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

The Company uses derivative financial instruments to reduce the impact of changes in interest rates on its earnings and cash flow. The Company enters into derivative financial contracts based on analysis of specific and known economic exposures and by policy prohibits holding or issuing derivative financial instruments for trading or speculative purposes. The Company is a party to two interest rate swaps as discussed below on Term Loan A and Term Loan B.

The interest rate on borrowings under the Senior Revolving Loan is LIBOR plus a margin of 2.5%. At October 31, 2003, the effective annual interest rate under the Revolving Loan was 3.62%. At October 31, 2003, approximately $4.1 million was available for borrowing under the Senior Revolving Loan.

The interest rate on borrowings under Term Loan A is LIBOR plus a margin of 2.5%. The Company entered into an interest-rate swap to reduce the impact of changes in interest rates on Term Loan A. Under the terms of the interest-rate swap the Company receives interest payments based on LIBOR plus a margin of 2.5% on a notional amount equal to the balance of Term Loan A and pays interest at an effective annual fixed rate of 4.31%. Term Loan A requires principal payments of $700,000 plus accrued interest per quarter.

The interest rate on borrowings under Term Loan B is LIBOR plus a margin of 2.5%. The Company entered into an interest-rate swap to reduce the impact of changes in interest rates on Term Loan B. Under the terms of the interest-rate swap the Company receives interest payments based on LIBOR plus a margin of 2.5% on a notional amount equal to the balance of Term Loan B and pays interest at an effective annual fixed rate of 4.76%. Term Loan B requires principal payments of $181,579 plus accrued interest monthly.

Long-term debt consisted of the following at October 31, 2003 (in thousands):

Revolving Loan	$13,156
Term Loan A	5,600
Term Loan B	6,527
Term Loan C	647
Notes payable to former NSR shareholders	5,100
Notes payable to former RSI shareholders	1,000

32,030
Less: current portion	(7,959)

$24,071

Future maturities related to long-term debt as of October 31, 2003 are as follows (in thousands):

Years Ending October 31,

2004	$7,959
2005	6,313
2006	16,658
2007	1,100
2008	—
Thereafter	—

$32,030

7.     SEGMENT INFORMATION

Beginning in the first quarter of fiscal 2004, the Company began operating within three business segments, State and Local Government, Federal Government and Commercial, as defined by its customer markets. The Company is presenting the following summarized financial information concerning the Company’s operating segments for the three months and six months ended October 31, 2003 and 2002 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,

	2003	2002	2003	2002

Revenue:
State and Local Government	$11,936	$13,752	$24,025	$27,270
Federal Government	13,876	—	24,339	—
Commercial	6,000	7,796	12,030	16,074

	$31,812	$21,548	$60,394	$43,344

Income from operations:
State and Local Government	$1,303	$1,876	$3,302	$3,647
Federal Government	771	—	1,728	—
Commercial	967	1,149	2,189	2,556
Corporate	(2,133)	(1,756)	(4,394)	(4,222)

	$908	$1,269	$2,825	$1,981

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales. Corporate services, consisting of general and administrative services, are provided to the segments from a centralized location. In addition, substantially all of the sales and recruiting workforce are included in the Corporate income from operations.

8.     STOCK REPURCHASE PROGRAM

The Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $2.0 million of common stock. The stock repurchase program authorizes the Company to repurchase shares of its common stock from time to time in the open market and through privately negotiated transactions. The Company will base its decisions to repurchase shares on the prevailing market conditions, the availability of cash to fund the repurchases, and other relevant factors. All repurchases will be conducted in accordance with applicable laws, rules and regulations and the limitations imposed under the Company’s credit facility. Repurchased shares of common stock will be added to the Company’s treasury shares and will be available for future corporate uses. The cost of the shares purchased is recorded as treasury stock, which reduces the amount of total shareholders’ equity. The Company may discontinue the stock repurchase program at any time. The Company did not purchase any shares of its common stock during the six-month period ended October 31, 2003. As of October 31, 2003, the Company has 699,800 shares of its common stock held as treasury shares.

9.     RELATED-PARTY TRANSACTIONS

In the second quarter and first six months of fiscal 2004, the Company paid IT Resources Solutions.net, Inc. (“ITRS”), a minority owned business, $18,000 and $36,000, respectively, for marketing and management services in the northeastern United States, $0 and $4,109, respectively, for the lease of an office to house an SCB sales account representative and storage facilities which SCB uses to store furniture and miscellaneous office items from a closed SCB office in New York, and $6,504 and $9,676, respectively, for contract labor used on the Company’s projects. Kenneth J. Cobb, the son of T. Scott Cobb, is a shareholder of ITRS.

10.     LITIGATION AND LEGAL PROCEEDINGS

On October 13, 2003, the Company filed suit in state court in Frankfort, Kentucky against the Commonwealth of Kentucky and three vendors, Cook Systems International, Inc., Ajilon LLC d/b/a Ajilon Consulting, and Adecco USA d/b/a Adecco Technical, seeking review of service agreements awarded to these vendors by the Commonwealth of Kentucky for the state’s information technology systems designs and development services. Subsequently, the complaint was amended to include three additional vendors, Pomeroy IT Solutions, Inc., Keane, Inc., and EER Systems, Inc., which were also awarded service agreements under the bid solicitation for information technology systems designs and development services.

On December 9, 2003, a purported class action lawsuit was filed against the Company in the United States District Court for the Western District of Tennessee. The complaint alleges that the Company violated certain provisions of the Federal Labor Standards Act (FLSA) by failing to pay certain salaried computer professionals on a salary basis. The plaintiffs allege the Company failed to pay these employees the wages to which they were entitled under the FLSA and seeks monetary damages, injunctive relief and cost of litigation, including attorney fees. The Company intends to vigorously defend itself against the allegations.

The Company from time to time is subject to various claims and lawsuits arising out of its operations in the ordinary course of business. Management believes that the disposition of such claims and lawsuits will not have a material adverse effect on the Company’s financial condition or results of operations.

11.     PROPOSED AGREEMENT AND PLAN OF MERGER

On October 24, 2003, the Company entered into a definitive agreement to be acquired by CIBER, Inc. of Greenwood Village, Colorado. Under the terms of the definitive agreement, a CIBER subsidiary would merge into SCB in exchange for consideration with an aggregate value of $2.15 for each share of SCB common stock. Pursuant to the definitive agreement, $1.08 of the merger consideration will be paid in cash and $1.07 in equivalent value in common stock in CIBER, unless CIBER elects to pay a greater percentage of the merger consideration in cash. SCB would become a wholly owned subsidiary of CIBER. The boards of directors of SCB and CIBER have each approved the transaction. The offer is subject to SCB shareholders approval. SCB expects to issue a proxy statement to its shareholders seeking approval of the transaction in a special meeting expected to be held during the first calendar quarter of 2004. The arrangement with CIBER includes lockup agreements with shareholders representing approximately 20 percent of SCB shares. A vote by the shareholders of CIBER is not required for consummation of this transaction. If the SCB shareholders approve the merger, consummation of the transaction should occur shortly thereafter.

12.     NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS 143 in the first quarter of fiscal 2004 did not have a material effect on it’s the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sales-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 became effective during the Company’s first quarter of 2004. Accordingly, the loss on extinguishment of debt recorded by the Company in the second quarter of fiscal 2004 was not classified as extraordinary.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The adoption of this statement has not had a material effect on the Company’s financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that three instruments be classified as liabilities in the statement of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the Company’s condensed consolidated financial statements, including the notes thereto, in this report.

Overview

     In fiscal 2001, management re-evaluated the Company’s strategic direction and concluded that while the acquisition and diversification strategy followed by the Company since fiscal 1997 had grown revenues at a robust rate, the Company’s net income had declined over the same period. Accordingly, management changed the Company’s business development strategy to focus on its historical core competencies of providing IT consulting, outsourcing, and professional staffing services (the “core operations”). A portion of that change in strategic direction included focusing on the Company’s strengths with government customers and adding agencies of the U.S. Federal government as customers. As a result of the change in strategic direction, beginning in fiscal 2001 and continuing through fiscal 2002, the Company disposed of several underperforming business units. These non-core business units were engaged in specialized policy consulting, computer hardware and specialty software sales, enterprise resource planning, and computer equipment leasing (the “non-core operations”). All of the Company’s non-core operations were disposed as of April 1, 2002. Beginning in fiscal 2003, the Company implemented a strategic acquisition plan focused on growing its core operations through acquiring companies with heavy concentrations in the government market, primarily the U.S. Federal government market. The Company completed its first acquisition under its plan with the purchase of Remtech Services, Inc. (“RSI”) on February 1, 2003 and its second acquisition under the plan of National Systems & Research Co. (“NSR”) which closed on August 29, 2003 and was funded on September 4, 2003.

     The Company provides information technology (“IT”) professional services to its customers. These IT professional services are designed based upon the specific needs and requirements of the customer. Accordingly, the Company offers its customers a wide range of IT professional services that typically are designed to evaluate all phases of customers’ projects, from front-end needs assessment surveys to detailed design and implementation of appropriate systems. The Company delivers these IT services through three forms of projects: a) Consulting, b) Outsourcing/Facilities Management, and c) Professional Staffing. In the first quarter and first six months of fiscal 2004 and 2003, the Company’s revenue from professional staffing, outsourcing, and consulting accounted for the following percentages of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
SERVICES	2003	2002	2003	2002

Professional Staffing	36%	75%	40%	75%
Outsourcing	52%	14%	49%	14%
Consulting	12%	11%	11%	11%

     The Company’s strategy of expanding its business in the government consulting sector into Federal contracting has produced both benefits and risks to the Company. Management believes that the success of the strategy is demonstrated by increased shareholder value and further definition of the Company as a market leader in the area of government information technology consulting and solutions. This has produced a much greater concentration of the business of the Company in the government consulting sector, and has increased the Company’s reliance on contracts cancelable on short notice with federal, state and local government customers which are subject to budgetary restraints. Because a portion of this strategy utilized acquisitions, the Company’s long term debt level under its credit facility has increased from $5,031,000 as of January 31, 2003, prior to the RSI acquisition, to $24,071,000 as of October 31, 2003. Management is aggressively managing each of these areas. As an example, a senior member of Company Management is assigned to each large customer of the Company in order to give personal attention to management of the relationship. Management believes that its aggressive management of these and other risks will enable the Company to realize the full value attainable from its government contracting strategy.

     During the second quarter and first six months of fiscal 2004, the Company performed IT services for customers in three distinct markets as discussed above: state and local governments, agencies of the U.S. Federal government and commercial enterprises. In the first quarter and first six months of fiscal 2004 and 2003, the Company’s revenue from these three markets accounted for the following percentages of total revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
MARKETS	2003	2002	2003	2002

State & Local Government	37%	64%	40%	63%
Federal Government	44%	0%	40%	0%
Commercial enterprises	19%	36%	20%	37%

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

     On October 24, 2003, the Company entered into a definitive agreement to be acquired by CIBER, Inc. of Greenwood Village, Colorado. Under the terms of the definitive agreement, a CIBER subsidiary would merge into SCB in exchange for consideration with an aggregate value of $2.15 per SCB share of common stock. Pursuant to the definitive agreement, $1.08 of the merger consideration will be paid in cash and $1.07 in equivalent value in common stock in CIBER, unless CIBER elects to pay a greater percentage of the merger consideration in cash. SCB would become a wholly owned subsidiary of CIBER. The boards of directors of SCB and CIBER have each approved the transaction. The offer is subject to SCB shareholders’ approval. SCB expects to issue a proxy statement to its shareholders seeking approval of the transaction in a special meeting expected to be held during the first calendar quarter of 2004. The arrangement with CIBER includes lockup agreements with shareholders representing approximately 20 percent of SCB shares. A vote by the shareholders of CIBER is not required for consummation of this transaction. If the SCB shareholders approve the merger, consummation of the transaction should occur shortly thereafter.

Results of Operations

     Comparison of Second Quarter of Fiscal 2004 to Second Quarter of Fiscal 2003

REVENUE AND INCOME FROM OPERATIONS. The Company’s revenue increased 47.6% to $31.8 million in the second quarter of fiscal 2004 from $21.5 million in the second quarter of fiscal 2003. The Company’s revenue in the second quarter of fiscal 2004 was increased $14.9 million from the second quarter of fiscal 2003 due to the acquisitions of RSI and NSR. Absent the acquisitions of RSI and NSR, revenue decreased $4.6 million due to the general decline in the information technology market, employees hired by clients, increased competition for state and local government proposals, and a slight shift in commercial customers outsourcing services to offshore companies.

During the quarter ended October 31, 2003, the Company was notified that it was not awarded a renewal of its State of Kentucky contract. That contract accounted for revenue of $3.1 million and operating income of approximately $0.6 million during the quarter ended October 31, 2003. The Company anticipated the State of Kentucky contract to add approximately $3.0 million in revenue and approximately $0.6 million in operating income during both the third and fourth fiscal quarters of 2004. Additionally, the State of Tennessee has hired 21 of the Company’s billable consultants to become State of Tennessee employees during the quarter ended October 31, 2003.

Excluding the employees that were added as a result of the RSI and NSR acquisitions, the Company’s average billable headcount decreased 24.3% to 455 from 601 in the second quarter of fiscal 2004 and 2003, respectively. The RSI acquisition added 587 billable employees and the NSR acquisition added 253 billable employees. The Company’s average hourly billing rate for the operations, excluding RSI and NSR, increased 1.4% to $61.91 in fiscal 2004 from $61.07 in fiscal 2003.

The Company’s gross margin decreased from 25.2% for the second quarter of fiscal 2003 to 23.2% for the second quarter of fiscal 2004 due mainly to the addition of RSI and NSR. Excluding these acquired companies gross profit increased to 26.3% during the second quarter of 2004 from 25.3% during the second quarter of fiscal 2003.

The Company’s income from operations decreased from 5.8% of revenue in the second quarter of fiscal 2003 to 2.9% of revenue in the second quarter of fiscal 2004 due to the acquisition of RSI and NSR.

CORPORATE EXPENSES. The Company’s corporate expenses increased 21.4% to $2.1 million in the second quarter of fiscal 2004 from $1.7 million in the second quarter of fiscal 2003 mainly due to a $361,000 recovery of a previously written off bad debt in the second quarter of fiscal 2003. Excluding this recovery last year, corporate expenses were consistent with the prior year.

NET INTEREST EXPENSE. The Company’s net interest expense increased 55.5% to $0.4 million in the second quarter of fiscal 2004 from $0.3 million in the second quarter of fiscal 2003 due primarily to the debt incurred in connection with the acquisitions of RSI and NSR partially offset by a decline in interest rates on the Company’s Senior Credit Facility.

LOSS ON EXTINGUISHMENT OF DEBT. On August 29, 2003, the Company refinanced its credit facility with one financial institution with another credit facility with lower interest costs with a different financial institution. In connection with this transaction, the Company incurred a loss on extinguishment of debt of $1,985,000 which included a $746,000 prepayment penalty and $1,239,000 in expense related to unamortized debt issuance costs.

TAX RATE. The Company’s effective tax rate for the second quarter of fiscal 2004 and 2003 was 39.5%.

     Comparison of the First Six Months of Fiscal 2004 to the First Six Months of Fiscal 2003

REVENUE AND INCOME FROM OPERATIONS. The Company’s revenue increased 39.3% to $60.4 million in the first six months of fiscal 2004 from $43.3 million in the first six months of fiscal 2003. The Company’s revenue in the first six months of fiscal 2004 was increased $24.8 million from the first six months of fiscal 2003 due to the acquisitions of RSI and NSR. Absent the acquisitions of RSI and NSR, revenue decreased $18.0 million due to the general decline in the information technology market, employees hired by clients, increased competition for state and local government proposals, and a slight shift in commercial customers outsourcing services to offshore companies.

During the quarter ended October 31, 2003, the Company was notified that it was not awarded a renewal of its State of Kentucky contract. That contract accounted for revenue of $6.4 million and operating income of $1.5 million during the six months ended October 31, 2003. The Company anticipated the State of Kentucky contract to add approximately $3.0 million in revenue and approximately $0.6 million in operating income during both the third and fourth fiscal quarters of 2004, respectively. Additionally, the State of Tennessee has hired 31 of the Company’s billable consultants to become State of Tennessee employees during the six months ended October 31, 2003.

Excluding the employees that were added as a result of the RSI and NSR acquisitions, the Company’s average billable headcount decreased 23.8% to 477 from 626 in the first six months of fiscal 2004 and 2003, respectively. The RSI acquisition added 587 billable employees and the NSR acquisition added 253 billable employees. The Company’s average hourly billing rate for the operations, excluding RSI and NSR, decreased 0.4% to $61.37 in fiscal 2004 from $61.65 in fiscal 2003.

The Company’s gross margin decreased from 25.1% for the first six months of fiscal 2003 to 24.1% for the first six months of fiscal 2004 due mainly to the addition of RSI and NSR. Excluding these acquired companies gross profit increased to 27.2% during the first six months of 2004 from 25.1% during the first six months of fiscal 2003.

The Company’s income from operations increased from 4.6% of revenue in the first six months of fiscal 2003 to 4.7% of revenue in the first six months of fiscal 2004.

CORPORATE EXPENSES. The Company’s corporate expenses increased 4.1% to $4.4 million in the first six months of fiscal 2004 from $4.2 million in the first six months of fiscal 2003 due to a $361,000 recovery of a previously written off bad debt in the second quarter of fiscal 2003. Excluding this recovery last year, corporate expenses decreased 4.1% from the prior year.

NET INTEREST EXPENSE. The Company’s net interest expense increased 50.6% to $0.8 million in the first six months of fiscal 2004 from $0.6 million in the first six months of fiscal 2003 due primarily to the debt incurred in connection with the acquisitions of RSI and NSR partially offset by a decline in interest rates on the Company’s Senior Credit Facility.

LOSS ON EXTINGUISHMENT OF DEBT. On August 29, 2003, the Company refinanced its credit facility with one financial institution with another credit facility with lower interest costs with a different financial institution. In connection with this transaction, the Company incurred a loss on extinguishment of debt of $1,985,000 which included a $746,000 prepayment penalty and $1,239,000 in expense related to unamortized debt issuance costs.

TAX RATE. The Company’s effective tax rate for the first six months of fiscal 2004 and 2003 was 39.5%.

Reliance Upon Government Contracting and Significant Customers

The Company earns a significant portion of its revenue from relatively few customers. In the first quarter of fiscal 2004 and 2003, the Company’s five largest revenue-generating customers accounted for 39% and 57% of its revenue, respectively. The decrease from fiscal 2003 to fiscal 2004 was mainly as a result of the increased revenue from the acquisition of RSI. In the second quarter and first six months of fiscal 2004, the following customer accounted for 10% or more of the Company’s revenue: State of Kentucky (10%). During the quarter ended October 31, 2003, the Company was notified that it was not awarded a renewal of its State of Kentucky contract as discussed above. That contract accounted for revenue of $3.1 million and $6.4 million and operating income of $0.6 million and $1.5 million during the quarter and six months ended October 31, 2003, respectively. The Company anticipated the State of Kentucky contract to add approximately $3.0 million in revenue and approximately $0.6 million in operating income during both the third and fourth fiscal quarters of 2004, respectively. Additionally, the State of Tennessee has hired 21 and 31 of the Company’s billable consultants to become State of Tennessee employees during the quarter and six months ended October 31, 2003, respectively.

Generally, the Company’s contracts with its top ten clients, in accordance with industry practice, are cancelable on short notice and without penalty (except with respect to the Company’s larger outsourcing contracts), provide for monthly payment of fees, and establish other basic terms such as the hourly billing rates for each type of Company professional who performs work pursuant to the contract. Some contracts specifically define the services to be performed pursuant to the contract, while other contracts, particularly professional staffing contracts, merely establish the basic parameters of the work (i.e., the system to be evaluated, designed or maintained) and require that additional work orders be submitted for services to be performed. The Company is the exclusive service provider under certain contracts, while other contracts, particularly professional staffing contracts, specifically allow the client to engage other vendors for the projects covered by the contract. The Company had backlog at October 31, 2003 of approximately $323 million from contracts extending over the next nine years, in comparison to approximately $16 million at October 31, 2002. Because the Company’s clients can cancel or reduce the scope of their engagements on short notice, the Company does not believe that backlog is a reliable indication of future business. The Companies backlog significantly increased due to the acquisitions of RSI and NSR. The backlog set forth above excludes any contracts and open work orders the Company has for its Professional Staffing business (which represents approximately 40% of revenue).

Liquidity and Capital Resources

DEBT. At the outset of the second fiscal quarter of 2004, the Company had a $27.5 million credit facility (the “Credit Facility”) that consisted of a $17.5 million revolving loan, a $10.0 million term loan and a $7.7 million term loan with one financial institution. The Credit Facility was secured by substantially all the Company’s assets and contained various financial and other covenants. Additionally, the Company had a $7.3 million term loan (“Term Loan D”) with a second financial institution and a three-year, $4.0 million term loan (“Term Loan C”) with a third financial institution.

On August 29, 2003, the Company obtained a new senior credit facility (the “Senior Credit Facility”) syndicated through Bank of America, the proceeds of which were used to refinance the Credit Facility and Term Loan D. The Senior Credit Facility consists of a $17.5 million revolving loan which express during November 2005 (the “Senior Revolving Loan”), a $5.6 million term loan (“Term Loan A”) and a $6.9 million term loan (“Term Loan B”). The Senior Credit Facility is secured by substantially all the Company’s assets and contained various financial and other covenants. The Company was in compliance with these loan covenants at October 31, 2003.

The interest rate on borrowings under the Revolving Loan is LIBOR plus a margin of 2.5%. At October 31, 2003, the effective annual interest rate under the Revolving Loan was 3.62%. The amount available for borrowing under the Revolving Loan is limited to 70% of eligible assets as defined in the loan agreement. At October 31, 2003, approximately $4.1 million was available for borrowing under the Revolving Loan.

The interest rate on borrowings under Term Loan A is LIBOR plus a margin of 2.5%. The Company entered into an interest-rate swap to reduce the impact of changes in interest rates on Term Loan A. Under the terms of the interest-rate swap the Company receives interest payments based on LIBOR plus a margin of 2.5% on a notional amount equal to the balance of Term Loan A and pays interest at an effective annual fixed rate of 4.31%. Term Loan A requires principal payments of $700,000 plus accrued interest per quarter.

The interest rate on borrowings under Term Loan B is LIBOR plus a margin of 2.5%. The Company entered into an interest-rate swap to reduce the impact of changes in interest rates on Term Loan B. Under the terms of the interest-rate swap the Company receives interest payments based on LIBOR plus a margin of 2.5% on a notional amount equal to the balance of Term Loan B and pays interest at an effective annual fixed rate of 4.76%. Term Loan B requires principal payments of $181,579 plus accrued interest monthly.

On July 3, 2003, outstanding warrants to purchase 220,000 shares of common stock at an exercise price of $1.00 were exercised in a non-cash transaction. The Company issued 87,230 shares of its common stock in exchange for the warrants to purchase 220,000 shares of common stock. On August 29, 2003, in connection with the Company’s new Senior Credit Facility the Company amended warrants to purchase 250,000 shares of common stock previously granted to one of the participating lenders in the Senior Credit Facility by extending the expiration date of these warrants from January 1, 2004 to January 2007. At October 31, 2003, the Company has outstanding warrants to purchase the aforementioned 250,000 shares of common stock and 160,000 shares at an exercise price of $0.68, which expire on July 23, 2007.

Long-term debt consisted of the following at October 31, 2003 (in thousands):

Revolving Loan	$13,156
Term Loan A	5,600
Term Loan B	6,527
Term Loan C	647
Notes payable to former NSR shareholders	5,100
Notes payable to former RSI shareholders	1,000

32,030
Less: current portion	(7,959)

$24,071

CASH FLOW. Operating cash flow was $3.1 million in the first six months of fiscal 2004, a decrease from $6.5 million in the first six months of 2003. The primary reason for the decrease in cash flow from operating activities is an increase in accounts receivable. Cash used in investing activities in the first six months of fiscal 2004 was $13.3 million, an increase from $0.2 million in fiscal 2003. The acquisition of NSR accounted for all the change in cash used in investing activities. Financing activities during the first six months of fiscal 2004 provided $10.2 million in cash flow compared to financing activities used $5.9 million in cash in the first six months of fiscal 2003. The acquisition of NSR accounted for $13.0 million of the change.

CAPITAL EXPENDITURES. The Company’s capital expenditures primarily relate to computer equipment purchases for use by the Company’s professionals and on outsourcing projects. Capital expenditures were $0.2 million in the first six months of fiscal 2004 and 2003. The Company does not expect to incur substantial capital expenditures in fiscal 2004 except to the extent required for new or revised outsourcing engagements.

WORKING CAPITAL. At October 31, 2003, the Company had working capital of $9.0 million (including $1.0 million in cash and cash equivalents), a 98.3% increase from $4.5 million at April 30, 2003. The increase in working capital was primarily due to working capital obtained from the addition of RSI and NSR.

STOCK REPURCHASE PROGRAM. The Company’s board of directors approved a stock repurchase program that authorizes the Company to repurchase up to $2.0 million of common stock. The stock repurchase program authorizes the Company to repurchase shares of its common stock from time to time in the open market and through privately negotiated transactions. The Company will base its decisions to repurchase shares on the prevailing market conditions, the availability of cash to fund the repurchases, and other relevant factors. All repurchases will be conducted in accordance with applicable laws, rules and regulations and the limitations imposed under the Company’s credit facility. Repurchased shares of common stock will be added to the Company’s treasury shares and will be available for future corporate uses. The cost of the shares purchased is recorded as treasury stock, which reduces the amount of total shareholders’ equity. The Company may discontinue the stock repurchase program at any time. The Company did not purchase any shares of its common stock during the six-month period ended October 31, 2003. As of October 31, 2003, the Company has 699,800 shares of its common stock held as treasury shares.

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

As discussed under “Stock Repurchase Program,” the Company will potentially repurchase shares of its common stock from time to time in the open market and through privately negotiated transactions based on the prevailing market conditions, the availability of cash to fund the repurchases, and other relevant factors. At the beginning of each quarter, based upon the prior quarter’s financial performance, the Company will assess its ability to repurchase shares. Based upon current information and in accordance with its loan covenants, the Company cannot repurchase any common stock during the third quarter ended January 31, 2004.

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

The majority of the Company’s revenue, approximately 79%, is billed on a time and materials basis. Some time and materials contracts contain a cap on the number of hours to be worked, in which case the hours are monitored to help prevent exceeding the cap.

Approximately 9% of the Company’s revenue is performed on a fixed fee per project basis. In instances where the Company accepts an engagement on a fixed fee per project basis, the Company records revenue on a percentage of completion basis based upon performance milestones. The Company’s agreement with the client calls for the billing of fees at specified increments not directly related to the timing of costs incurred. The Company records deferred revenue for payments received from certain customers on service contracts prior to the performance of services required under the service contract. Estimated losses are recorded when identified.

Approximately 12% of the Company’s revenue is performed on a cost-plus basis. Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenue on time-and-material contracts is recognized to the extent of billable rates times hours delivered plus expenses incurred.

Revenue from maintenance support services is nonrefundable and is generally recognized on a straight-line basis over the term of the service agreement. Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined, if applicable.

The Company’s U.S. Government contracts (approximately 40% of total revenue in the first six months of fiscal 2004) are subject to subsequent government audit of direct and indirect costs. The majority of such audits have been completed through December 2000. Management does not anticipate any material adjustment to the consolidated financial statements in subsequent periods for audits not yet completed.

INCOME TAXES. The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized based primarily on management’s calculations of estimated probable future taxable income over the next several years. The Company does not have a deferred tax asset valuation allowance as of October 31, 2003. Management considers income taxes to be one of the Company’s significant accounting policies because of the estimates and judgment required in predicting probable future taxable income.

NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS 143 in the first quarter of fiscal 2004 did not have a material effect on it’s the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sales-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 became effective during the Company’s first quarter of 2004. Accordingly, the loss on extinguishment of debt recorded by the Company in the second quarter of fiscal 2004 was not classified as extraordinary.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The adoption of this statement has not had a material effect on the Company’s financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that three instruments be classified as liabilities in the statement of financial position. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

     The Company’s primary market risks include fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime or LIBOR spreads). $13.8 million of the Company’s outstanding debt at October 31, 2003 relates to credit facilities with commercial lending institutions with variable interest rates. The rate is incremented for margins in the form of fluctuations in interest rates. The effect of a hypothetical one percentage point increase across all maturities of variable rate debt would result in a decrease of $138,000 in pre-tax net income assuming no further changes in the amount of borrowings subject to variable rate interest from the amounts outstanding at October 31, 2003.

     The Company enters into derivative instruments to hedge variable interest payments on two of its debt instruments utilizing interest-rate swaps to convert the variable payments into fixed payments. The Company maintains an overall interest rate risk management strategy that incorporates the use of these swaps to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The swap agreements contain notional amounts and expiration terms that are substantially identical to the amounts and terms of the related debt agreements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     On October 13, 2003, the Company filed suit in state court in Frankfort, Kentucky against the Commonwealth of Kentucky and three vendors, Cook Systems International, Inc., Ajilon LLC d/b/a Ajilon Consulting, and Adecco USA d/b/a Adecco Technical, seeking review of service agreements awarded to these vendors by the Commonwealth of Kentucky for the state’s information technology systems designs and development services. Subsequently, the complaint was amended to include three additional vendors, Pomeroy IT Solutions, Inc., Keane, Inc., and EER Systems, Inc., which were also awarded service agreements under the bid solicitation for information technology systems designs and development services.

     On December 9, 2003, a purported class action lawsuit was filed against the Company in the United States District Court for the Western District of Tennessee. The complaint alleges that the Company violated certain provisions of the Federal Labor Standards Act (FLSA) by failing to pay certain salaried computer professionals on a salary basis. The plaintiffs allege the Company failed to pay these employees the wages to which they were entitled under the FLSA and seeks monetary damages, injunctive relief and cost of litigation, including attorney fees. The Company intends to vigorously defend itself against the allegations.

     The Company from time to time is subject to various claims and lawsuits arising out of its operations in the ordinary course of business. Management believes that the disposition of such claims and lawsuits will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     On September 23, 2003, the Company held its 2003 Annual Meeting of Shareholders at which the shareholders of the Company considered and voted on the following two matters: The shareholders elected the following three people to serve as Class II directors of the Company for a term expiring at the 2006 annual meeting of shareholders. The results of the shareholder vote were as follows:

	Votes

	For	Withhold Authority

Jack R. Blair	15,527,707	2,504,256
Walter M. Grant	17,094,619	937,344
Robert J. Hunt	17,520,264	511,699

     Other directors whose terms of office continue beyond the 2003 Annual Meeting of Shareholders are T. Scott Cobb, James E. Harwood, Robert G. McEniry and Jim Rout.

     The shareholders ratified the appointment of BDO Seidman, LLP as the Company’s independent accountants for the fiscal year ending April 30, 2004. The results of the shareholder vote were as follows:

Votes

For	Against	Abstain

17,989,894	31,754	10,315

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The exhibits listed in the Exhibit Index following the signature page hereof are filed as part of this report or are incorporated herein by reference.

     (b)  Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the three-month period ending October 31, 2003.

i.	Current Report on Form 8-K filed with the SEC on August 20, 2003, which attached and incorporated by reference the Company’s press release regarding financial results for the first quarter ended July 31, 2003.

ii.	Current Report on Form 8-K filed with the SEC on September 8, 2003, announcing the completion of the Company’s acquisition of National Systems & Research Co. and the completion of a syndication for a new senior credit facility.

iii.
Current Report on Form 8-K filed with the SEC on September 29, 2003, updating financial guidance for fiscal 2004 second quarter ending October 31, 2003 and fiscal year ending April 30, 2004 and reporting on the status of its Master Service Agreement with the Commonwealth of Kentucky.

iv.
Current Report on Form 8-K filed with the SEC on October 14, 2003, reporting that the Company filed suit in state court in the Commonwealth of Kentucky for review of contracts awarded by the state to six other vendors.

v.
Current Report on Form 8-K filed with the SEC on October 30, 2003, announcing the execution of an Agreement and Plan of Merger by and among CIBER, Inc., Daphne Acquisition Corporation, and SCB Computer Technology, Inc. and the execution of a Voting and Option Agreement between CIBER, Inc., T. Scott Cobb, T. Scott Cobb, Jr., and Jeffrey Cobb.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2003

SCB COMPUTER TECHNOLOGY, INC

By:	/s/ MICHAEL J. BOLING

Michael J. Boling Executive Vice President, Chief Financial Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among CIBER, Inc., Daphne Acquisition Corporation and SCB Computer Technology, Inc. dated as of October 24, 2003 (incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on October 30, 2003). Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the SEC upon request.

10.1*	Credit Agreement dated as of August 29, 2003 among the Company, Remtech Services, Inc., National Systems & Research Co., and Bank of America, N.A., acting as lead bank and administrative agent, with First Tennessee National Bank, N.A. and Trustmark Bank participating in the credit facility (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 21, 2003).Schedules and exhibits have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Commission upon request.

11	Computation of earnings per share (included in Note 2 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 of Part I of this report).

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	All or part of this exhibit is filed herewith.

EI-1